Form 10QSB
period 1999-12-31
SECURITY FINANCIAL BANCORP INC
filed 2000-02-11
CIK 1094635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 0-27951


                        SECURITY FINANCIAL BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


DELAWARE                                                              35-2085053
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                   9321 WICKER AVENUE, ST. JOHN, INDIANA 46373
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (219) 365-4344
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changes since last report)


      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 1, 2000, Security Financial had 1,938,460 shares outstanding.

                        SECURITY FINANCIAL BANCORP, INC.
                                   FORM 10-QSB

                                      INDEX

                                                                          Page
                                                                          ----

PART I.     FINANCIAL INFORMATION FOR SECURITY FEDERAL
            BANK, A FEDERAL SAVINGS BANK

Item 1. Financial Statements (unaudited)

        Consolidated Balance Sheets at
        December 31, 1999 and June 30, 1999................................   3

        Consolidated Statements of Operations for the Three and Six
        Months Ended December 31, 1999 and 1998............................  4-5

        Consolidated Statement of Changes in Equity
        for the Six Months Ended December 31, 1999.........................   6

        Consolidated Statements of Cash Flows for the
        Six Months Ended December 31, 1999 and 1998........................   7

        Notes to Consolidated Financial Statements.........................  8-9


Item 2. Management's Discussion and Analysis or Plan of Operation..........10-19

PART II:    OTHER INFORMATION

Item 1. Legal Proceedings..................................................   20
Item 2. Changes in Securities..............................................   20
Item 3. Defaults Upon Senior Securities....................................   20
Item 4. Submission of Matters to a Vote of Security Holders................   20
Item 5. Other Information..................................................   20
Item 6. Exhibits and Reports on Form 8-K...................................   20

SIGNATURES.................................................................   21

                        PART I. FINANCIAL INFORMATION FOR
                  SECURITY FEDERAL BANK, A FEDERAL SAVINGS BANK


Item 1. Financial Statements.
        --------------------

                  SECURITY FEDERAL BANK, A FEDERAL SAVINGS BANK
                           CONSOLIDATED BALANCE SHEETS

                 DECEMBER 31, 1999 AND JUNE 30, 1999 (UNAUDITED)

                                                                    DECEMBER 31,     JUNE 30,
                                                                       1999            1999
                                                                    ----------     -----------
ASSETS:
Cash and due from financial institutions........................    $   5,640       $   3,175
Interest-bearing deposits in financial institutions.............       16,875           1,345
                                                                    ----------     -----------
   Cash and cash equivalents....................................       22,515           4,520
Securities available for sale...................................       21,802          17,873
Loans held for sale.............................................           --           3,430
Loans receivable, net of allowance for loan losses of $1,478 at
December 31, 1999 and $1,469 at June 30, 1999...................      137,554         148,316
Federal Home Loan Bank stock....................................        5,300           5,300
Other real estate owned.........................................          426             295
Premises and equipment, net.....................................        5,580           5,766
Mortgage loan servicing rights..................................           73           3,959
Other assets....................................................        2,480           2,036
                                                                    ----------     -----------
     Total assets...............................................    $ 195,730       $ 191,495
                                                                    ==========     ===========

LIABILITIES AND EQUITY:
Liabilities:
   Demand, NOW and money market deposits........................    $  18,315       $  20,970
   Savings......................................................       60,455          45,356
   Time deposits................................................       96,328          99,568
                                                                    ----------     -----------
   Total deposits...............................................      175,098         165,894

   Borrowed funds...............................................           --           5,000
   Advances from borrowers for taxes and insurance..............          597             602
   Other liabilities............................................        1,227           1,467
                                                                    ----------     -----------
         Total liabilities......................................      176,922         172,963

Equity:
   Retained earnings, substantially restricted..................       18,955          18,592
   Accumulated other comprehensive income.......................         (147)            (60)
                                                                    -----------    ------------
      Total equity..............................................       18,808          18,532
                                                                    -----------    ------------

         Total liabilities and equity...........................    $ 195,730       $ 191,495
                                                                    ===========    ============

               (See accompanying notes to consolidated financial statements)

                  SECURITY FEDERAL BANK, A FEDERAL SAVINGS BANK
                      CONSOLIDATED STATEMENTS OF OPERATIONS

 FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998 (UNAUDITED)
                                 (in thousands)

                                                                    DECEMBER 31,      DECEMBER 31,
                                                                       1999              1998
                                                                   -------------    --------------
Interest and dividend income:
   Loans, including fees...........................                  $ 2,958           $ 4,324
   Securities......................................                      375               436
   Other interest-earning assets...................                       81                77
                                                                     -------           -------
         Total interest income.....................                    3,414             4,837

Interest expense:
   Deposits........................................                    1,549             2,132
   Borrowed funds..................................                        8               440
                                                                     -------           -------
         Total interest income.....................                    1,557             2,572
                                                                     -------           -------

         Net interest income.......................                    1,857             2,265
   Provision for loan losses.......................                       25                75
                                                                     -------           -------
         Net interest income after provision
          for loan losses..........................                    1,832             2,190
Noninterest income:
   Service charges and other fees..................                       35                79
   Loan servicing fees, net of amortization........                        4              (281)
   Gain on sale of loans...........................                       10               649
   Other...........................................                      155               176
                                                                     -------           -------
         Total noninterest income..................                      204               623

Noninterest expense:
   Compensation and benefits.......................                    1,036             1,662
   Occupancy and equipment.........................                      363               384
   SAIF deposit insurance premium..................                       37                91
   Advertising and promotions......................                       44                67
   Data processing.................................                      150               199
   Other...........................................                      281               401
                                                                     -------           -------
         Total noninterest expense.................                    1,911             2,804
                                                                     -------           -------

Income before income taxes.........................                      125                 9
Income tax benefit.................................                       --                --
                                                                     -------           -------
Net income.........................................                  $   125           $     9
                                                                     =======           =======

           See accompanying notes to consolidated financial statements


                  SECURITY FEDERAL BANK, A FEDERAL SAVINGS BANK
                      CONSOLIDATED STATEMENTS OF OPERATIONS

  FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998 (UNAUDITED)
                                 (in thousands)


                                                                    DECEMBER 31,      DECEMBER 31,
                                                                       1999              1998
                                                                   -------------    --------------
Interest and dividend income:
   Loans, including fees........................................    $  6,043          $  8,671
   Securities...................................................         729               878
   Other interest-earning assets................................         122               194
                                                                    --------          --------
         Total interest income..................................       6,894             9,743

Interest expense:
   Deposits.....................................................       3,103             4,435
   Borrowed funds...............................................          81               891
                                                                    --------          --------
         Total interest income..................................       3,184             5,326
                                                                    --------          --------

   Net interest income..........................................       3,710             4,417
   Provision for loan losses....................................         100               200
                                                                    --------          --------
   Net interest income after provision for loan losses..........       3,610             4,217

Noninterest income:
   Service charges and other fees...............................          60               184
   Loan servicing fees, net of amortization.....................           5              (504)
   Gain on sale of loans........................................          70             1,280
   Other........................................................         547               413
                                                                    --------          --------
         Total noninterest income...............................         682             1,373

Noninterest expense:
   Compensation and benefits....................................       2,002             3,412
   Occupancy and equipment......................................         797               774
   SAIF deposit insurance premium...............................          75               185
   Advertising and promotions...................................         134               128
   Data processing..............................................         310               442
   Other........................................................         611               822
                                                                    --------          --------
         Total noninterest expense..............................       3,929             5,763
                                                                    --------          --------

Income (loss) before income taxes...............................         363              (173)
Income tax benefit..............................................          --                --
                                                                    --------          --------
Net income (loss)...............................................    $    363          $   (173)
                                                                    ========          =========

           See accompanying notes to consolidated financial statements


                  SECURITY FEDERAL BANK, A FEDERAL SAVINGS BANK
                         STATEMENT OF CHANGES IN EQUITY

             FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 (UNAUDITED)
                                 (in thousands)

                                                                 ACCUMULATED
                                                                    OTHER
                                                  RETAINED      COMPREHENSIVE
                                                  EARNINGS         INCOME        TOTAL EQUITY
                                                 -----------    ------------    --------------
Balance at June 30, 1999....................       $18,592        $   (60)         $18,532

Comprehensive income:
   Net income...............................           363             --              363
   Change in unrealized loss on securities
     available for sale.....................            --            (87)             (87)
                                                                                   --------
         Total comprehensive income.........                                           276
                                                   -------        --------         -------
Balance at December 31, 1999................       $18,955        $  (147)         $18,808
                                                   =======        ========         =======

           See accompanying notes to consolidated financial statements


                  SECURITY FEDERAL BANK, A FEDERAL SAVINGS BANK
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

           FOR SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998 (UNAUDITED)
                                 (in thousands)
                                                                              DECEMBER 31,      DECEMBER 31,
                                                                                 1999              1998
                                                                             -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).....................................................      $   363          $   (173)
   Adjustments to reconcile net loss to net cash from
      operating activities:
         Depreciation....................................................          324               319
         Provision for loan losses.......................................          100               200
         (Gain) loss on sale of foreclosed real estate...................          (37)              (23)
         Origination and purchase of loans held for sale.................      (17,715)         (199,747)
         Proceeds from sales of loans held for sale......................       10,912           205,607
         Change in mortgage loan servicing rights........................        4,066             7,355
         Gain on sale of loans...........................................          (70)           (1,280)
         Gain on sale mortgage servicing rights..........................         (180)               --
         Accretion of discount on securities.............................         (150)             (119)
         Change in other assets..........................................         (387)           (5,263)
         Change in other liabilities.....................................         (240)               29
                                                                               --------         ---------
            Net cash from operating activities...........................       (3,014)            6,905

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of securities available for sale.............        6,095            14,093
   Principal payments on securities available for sale...................          802               581
   Purchase of securities available for sale.............................      (10,820)          (20,082)
   Change in loans.......................................................       20,294            13,068
   Change in premises and equipment, net.................................         (138)             (308)
   Proceeds from sale of other real estate...............................          577               448
                                                                               --------         ---------
         Net cash from investing activities..............................       16,810             7,800

CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in deposits....................................................        9,204           (11,742)
   Change in advance payments by borrowers for taxes and insurance.......           (5)             (289)
   Repayments of advances from Federal Home Loan Bank....................       (5,000)               --
   Change in Federal Home Loan Bank overnight line of credit.............           --            (1,051)
                                                                               --------         ---------
         Net cash from financing activities..............................        4,199           (13,082)
                                                                               --------         ---------

Net increase in cash and cash equivalents................................       17,995             1,623

Cash and cash equivalents at beginning of period.........................        4,520             8,502
                                                                               --------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...............................      $22,515          $ 10,125
                                                                               ========         =========

Supplemental  disclosures of cash flow information:
   Cash paid during the period for:
      Interest...........................................................      $ 3,195          $  5,342
      Income taxes.......................................................           --                --

   Transfer from loans to foreclosed real estate.........................          671               101
   Transfer loans held for sale to loans receivable......................       10,803                --

           See accompanying notes to consolidated financial statements

                  SECURITY FEDERAL BANK, A FEDERAL SAVINGS BANK
                   Notes to Consolidated Financial Statements

(1)   Organization
      ------------

      Security Financial Bancorp Inc. ("Security Financial") was incorporated under the laws of Delaware in September 1999 for the purpose of serving as the holding company of Security Federal Bank & Trust ("Security Federal") as part of Security Federal's conversion from the mutual to stock form of organization. The conversion, completed on January 5, 2000 resulted in Security Financial issuing an aggregate of 1,938,460 shares of its common stock, par value $.01 per share, at a price of $10 per share. Prior to the conversion, Security Financial had not engaged in any material operations and had no assets or income. Security Financial is currently a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision and the Securities and Exchange Commission. Prior to the conversion, Security Federal was known as Security Federal Bank, a Federal Savings Bank. The accompanying unaudited financial statements for the three and six months ended, and at, December 31, 1999, including the "Management's Discussion and Analysis or Plan of Operation" in
Item 2 of this Form 10-QSB, reflect such information for Security Federal Bank, a Federal Savings Bank and its subsidiaries only.

(2)   Accounting Principles
      ---------------------

      The accompanying unaudited financial statements of Security Federal Bank, a Federal Savings Bank, have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the current fiscal year.

      For further information, refer to the consolidated financial statements included in Security Financial's offering prospectus prepared in connection with the conversion filed with the Securities and Exchange Commission.

(3)  Segment Information
     -------------------

      The segment financial information provided below has been derived from the internal financial reporting system used by management to monitor and manage the financial performance of the Bank. The two reportable segments identified below are the Bank's mortgage banking and banking operations. The accounting policies of the two segments are the same as those described in the significant accounting policies. Loan servicing fees and net gains from loan sales provide the revenues in the mortgage banking operation while the interest income earned on loans and securities less the interest paid on deposits and borrowings provide the revenues in the banking operation. All operations are domestic.

Six months ended                                          Mortgage
December 31, 1999                              Banking     Banking      Total
-----------------                              -------     -------      -----

Net interest income                           $  3,581     $   129   $  3,710
Provision for loan losses                         (100)          -       (100)
Loan servicing fees, net of amortization             -           5          5
Gain on sale of loans from secondary
  market activities                                  -          70         70
Gain on sale of mortgage servicing rights            -         180        180
Other noninterest income                           403          24        427
Compensation and benefits                       (1,710)       (292)    (2,002)
Other noninterest expense                       (1,407)       (520)    (1,927)
                                              ---------    --------  --------

Income (loss) before income taxes             $    767     $  (404)  $    363
                                              =========    ========  ========

Segment assets                                $195,657     $    73   $195,730


Six months ended                                          Mortgage
December 31, 1998                             Banking      Banking       Total
-----------------                             -------      -------       -----

Net interest income                           $ 3,482      $   935    $  4,417
Provision for loan losses                        (200)           -        (200)
Loan servicing fees, net of amortization         (104)        (400)       (504)
Gain on sale of loans from secondary
  market activity                                   -        1,280       1,280
Other noninterest income                          412          185         597
Compensation and benefits                      (2,372)      (1,040)     (3,412)
Other noninterest expense                        (571)      (1,780)     (2,351)
                                             ---------     -------    --------

Income (loss) before income taxes            $    647      $  (820)   $   (173)
                                             =========     =======    ========

Segment assets                               $226,978      $47,884    $274,862

Item 2.     Management's Discussion and Analysis or Plan of Operation.
            ----------------------------------------------------------

      The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended December 31, 1999, and should be read in conjunction with the Bank's Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

FORWARD-LOOKING STATEMENTS

      This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward -looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the SEC.

      The Company does not undertake - and specifically disclaims any obligation
- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

      Security  Financial  is  the  holding  company  for  Security  Federal,  a federally chartered savings bank. Security Financial does not transact any material business other than through Security Federal. Security Federal is engaged primarily in attracting deposits from the general public and using such deposits to fund originations of one- to-four-family residential mortgage loans, consumer loans, including home equity and second mortgage loans, and multi-family and commercial real estate loans, and other loans primarily in its market areas, and, to a substantially lesser extent, to acquire securities. Security Federal's revenues historically have been derived principally from interest earned on loans and securities, and gains from sales of first mortgage loans in the secondary market and fees from the servicing of first mortgage loans. The operations of Security Federal are influenced significantly by general economic conditions and by policies of financial institution regulatory agencies, primarily the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. Security Federal's cost of funds is influenced by interest rates on competing investments and general market interest rates. Lending activities and mortgage loan sales volumes are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financings may be offered.

      Security Federal's net interest income is dependent primarily upon the difference or spread between the average yield earned on loans receivable and securities and the average rate paid on deposits, as well as the relative amounts of such assets and liabilities. Security Federal, like other thrift institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets.

MANAGEMENT'S STRATEGY

      RECENT HISTORY OF MANAGEMENT'S STRATEGY. In 1996, Security Federal began pursuing a strategic plan to increase its asset size largely through expansion of its mortgage loan origination and mortgage banking operations, which included the origination and purchase of loans for sale in the secondary mortgage market, which if sold, were sold with loan servicing retained. At June 30, 1998, Security Federal's portfolio of loans serviced for others totalled $1.04 billion. Assets increased from $252.5 million, to $302.4 million from June 30, 1996 to June 30, 1997. The growth was initially funded through FHLB borrowings until the borrowing limit was reached. At that point, Security Federal resorted to attracting greater deposits. By competing for deposits with above-market rates, Security Federal dramatically increased interest expense. Interest expense increased from $10.9 million for the fiscal year ended June 30, 1997 to $15.5 million for the fiscal year ended June 30, 1998. Furthermore, the decision to pursue an aggressive growth strategy dramatically increased non-interest expense due to, among other things, an increase in employees, which created a corresponding increase in compensation expense and other operating expenses. Non-interest expense increased by $617,000 from the fiscal year ended June 30, 1997 to the fiscal year ended June 30, 1998. The income produced by Security Federal's mortgage banking activities, including its loan sale and servicing operations, was not sufficient to cover the increased expense of these activities. Consequently, Security Federal began experiencing losses. Specifically, Security Federal experienced net losses of $1.2 million, $834,000 and $608,000 for each of the three fiscal years ended June 30, 1997, 1998 and 1999, respectively.

      In 1998, the Board of Directors decided that the aggressive growth strategy should be abandoned. John P. Hyland was hired as President and Chief Executive Officer in October 1998 and began addressing ways in which both interest and non-interest expenses could be reduced. Security Federal reduced assets from $355.4 million at December 31, 1997 to $288.1 million at June 30, 1998 and to $191.5 million at June 30, 1999, substantially through the sale of loans. Additionally, Security Federal sold substantially all of its servicing rights related to loans serviced for others. This enabled management to address means to cut expenses by reducing costs related to its former loan servicing operations, including reductions in staff and various other expenses. Non-interest expense decreased by $3.3 million from $13.6 million for the fiscal year ended June 30, 1998 to $10.3 million for the fiscal year ended June 30, 1999. Furthermore, the reduction in the mortgage banking activities reduced the pressure on Security Federal to seek sources of funds. Security Federal greatly reduced interest expense by reducing high interest certificates of deposit and borrowings. As a result, interest expense related to deposits decreased from $10.8 million to $7.9 million for the fiscal years ended June 30, 1998 to June 30, 1999, respectively, and interest expense related to borrowed funds decreased from $4.6 million to $1.6 million for the same corresponding periods.

      CURRENT BUSINESS STRATEGY. Security Federal's current strategic plan is to enhance profitability through increasing interest income as well as non-interest income, while managing growth, maintaining asset quality and reducing expenses. Management seeks to accomplish these goals by emphasizing its retail banking services through its network of branch offices. Security Federal seeks to obtain high quality residential, home equity and second mortgage loans by maintaining a high level of local visibility and offering a high level of customer service. Security Federal is also seeking high quality commercial real estate loans, a variety of consumer loans, commercial business loans and construction loans, which will yield higher returns, in the communities it serves as market conditions permit. Additionally, as part of its mortgage banking operations, Security Federal has established strong relationships with a number of correspondent banks and mortgage brokers which generate a significant volume of loan originations. Security Federal intends to continue its mortgage banking operations, although all loans sold will be sold with servicing released, which management believes will increase its non-interest income and reduce interest rate risk. Adjustable-rate mortgage loans and 15-year fixed-rate loans will be retained, while most longer-term fixed-rate loans will be sold in the secondary market.

      Security Federal continues to seek means to reduce expenses. Although compensation expense has been substantially reduced through the reduction in staff levels and streamlined operating procedures, additional reductions may occur as a result of Security Federal's decision to eliminate its loan servicing operation. Furthermore, the reduction in staff that has already occurred has resulted in additional savings in employee benefits expense, as well as the expense of software and data processing related to the loan servicing operations. Management is reviewing opportunities for further cost reductions in those, as well as other, areas. While management is considering branching opportunities, including, possibly into the Chicago area, management intends to evaluate the cost of any expansion strategy and to continue to reduce operating costs at its current seven branch offices.

      Management has also addressed interest expense and intends to continue to build and maintain non-certificate accounts, including business checking, consumer checking and other related accounts. These accounts generally carry lower costs than certificate accounts and are believed to represent primarily "core" deposits that are less vulnerable to interest rate changes (and competition from other financial products) than certificate accounts.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1999 AND JUNE 30, 1999

      Total assets increased 2.2% to $195.7 million at December 31, 1999 from $191.5 million at June 30, 1999. The increase was primarily due to the $15.8 million in proceeds raised in the Company's initial public offering offset by a $14.2 million decrease in loans and loans held for sale and a $3.9 million decrease in mortgage servicing assets. Proceeds raised in the initial public offering were held in interest-bearing deposit accounts as of December 31, 1999 as the offering did not close until January 5, 2000.

      The proceeds from the decrease in loans and servicing rights were used to fund a $2.7 million decrease in demand, NOW and money market deposit accounts and reduce borrowings from the Federal Home Loan Bank by $5.0 million.

      Total equity at December 31, 1999 was $18.8 million compared to $18.5 million at June 30, 1999 as a result of Security Federal's net income for the six months ended December 31, 1999 of $363,000 offset by a $87,000 decline in the fair value of securities available for sale.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

      GENERAL. Net income for the three month period ended December 31, 1999 was $125,000 compared to net income of $9,000 for the comparable period in 1998, an increase of $116,000. The increase is primarily attributable to an improved net interest margin and reduced compensation and benefits associated with the significant reduction in the number of personnel employed in loan servicing and other operations. The loan servicing portion of the business was substantially eliminated during 1999.

      INTEREST INCOME. Interest income for the quarter ended December 31, 1999 was $3.4 million compared to $4.8 million for the quarter ended December 31, 1998, a decrease of $1.4 million, or 29.2%. The decrease was primarily attributable to a decrease in the average balance of interest earning assets to $173.6 million for the three months ended December 31, 1999 from $246.5 for the same period in 1998 due primarily to loan sales in connection with Security Federal's change in business strategy. The yield on interest earning assets increased slightly to 7.88% for the three month period ended December 31, 1999 compared to 7.84% for the same period in 1998.

      INTEREST EXPENSE. Interest expense for the quarter ended December 31, 1999 was $1.6 million compared to $2.6 million for the same period in 1998. This represents a decrease of $1.0 million, or 38.5%, which is attributable to a decline in the average balance of interest bearing liabilities to $167.2 million for the 1999 period from $245.0 million during the 1998 period, as the loan sale proceeds referred to above were used to reduce various high-cost funding sources. The cost of funds fell to 3.72% for the three months ended December 31, 1999 from 4.20% for the three months ended December 31, 1998.

      NET INTEREST INCOME. Net interest income decreased to $1.9 million for the three month period ended December 31, 1999 from $2.3 million, a decline of $408,000, or 18.0%. The decrease was attributable to the decline in the levels of interest-earning assets. The net interest margin improved to 4.28% from 3.68% during the same periods. The increase in both the net interest margins are both attributable primarily to management's reduction of high cost funding sources including negotiated rate certificates of deposit and borrowings.

      PROVISION FOR LOAN LOSSES. The provision for loan losses was $25,000 for the three months ended December 31, 1999 compared to $75,000 for the three months ended December 31, 1998. Management increases the allowance for loan losses through a provision charged to expense for loan growth based on a statistical percentage developed considering past loss experiences, delinquency trends, general economic conditions and other factors. Security Federal's loss experience increased with net charge-offs of $61,000 for the quarter ended December 31, 1999 compared to $28,000 for the quarter ended December 31, 1998.

      NONINTEREST INCOME. Noninterest income was $204,000 for the three months ended December 31, 1999 compared to $623,000 for the three month period ended December 31, 1998, a decline of $419,000, or 67.3%. The decrease is primarily attributable to a sharp reduction in the level of gains on sale of loans into the secondary market which fell to $10,000 for the quarter ended December 31, 1999 from $649,000 for the same period in 1998. This decline was offset by the elimination of loan servicing fees and related amortization of mortgage servicing rights in 1999 compared to a net expense of $281,000 for the three months ended December 31, 1998. The expense amount for the 1998 period was caused by a high volume of loan prepayments forcing Security Federal to accelerate the amortization of mortgage servicing rights. Additionally, other noninterest income (including service charges and other fees) declined to $190,000 for the 1999 period from $255,000 in 1998 due primarily to a decline in commitment fees on construction and commercial loans.

      NONINTEREST EXPENSE. Noninterest expense for the quarter ended December 31, 1999 was $1.9 million compared to $2.8 million for the quarter ended December 31, 1998, a decrease of $895,000, or 31.9%. The decline is primarily attributable to a $626,000 reduction in compensation and benefits related to the substantial reduction in the number of employees during 1999 as part of management's plan to reduce operating expenses and Security Federal's discontinuation of loan servicing activities.

      INCOME TAXES. There was no provision for income taxes for the three months ended December 31,1999 and December 31, 1998 due to the utilization of net operating loss carryforwards. Security Federal had generated net operating losses in prior years which are being carried forward and will be used to offset future tax liabilities until fully utilized. Management anticipates that these carryforwards will be exhausted by the end of fiscal 2001.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

      GENERAL. Net income for the six month period ended December 31, 1999 was $363,000 compared to a net loss of $173,000 for the comparable period in 1998, an increase of $536,000. The increase is primarily attributable to an improved net interest margin and reduced compensation and benefits associated with the significant reduction in the number of personnel employed in loan servicing and other operations. The loan servicing portion of the business was substantially eliminated during 1999.

      INTEREST INCOME. Interest income for the six months ended December 31, 1999 was $6.9 million compared to $9.7 million for the six months ended December 31, 1998, a decrease of $2.8 million, or 28.9%. The decrease was primarily attributable to a decrease in the average balance of interest earning assets due primarily to loan sales in connection with Security Federal's change in business strategy. The yield on interest earning assets improved to 7.94% for the three month period ended December 31, 1999 compared to 7.88% for the same period in 1998.

      INTEREST EXPENSE. Interest expense for the six months ended December 31, 1999 was $3.2 million compared to $5.3 million for the same period in 1998. This represents a decrease of $2.1 million, or 40.2%, which is attributable to a decline in the average balance of interest bearing liabilities. Accordingly, the loan sale proceeds referred to above were used to reduce various high-cost funding sources. The cost of funds fell to 3.76% for the six months ended December 31, 1999 from 4.52% for the six months ended December 31, 1998.

      NET INTEREST INCOME. Net interest income decreased to $3.7 million for the three month period ended December 31, 1999 from $4.4 million, a decline of $707,000, or 16.0%. The decrease was attributable to the decline in the levels of interest-earning assets. The net interest margin also improved to 4.26% from 3.48% during the same periods. The increase in margin is attributable primarily to management's reduction of high cost funding sources including negotiated rate certificates of deposit and borrowings.

      PROVISION FOR LOAN LOSSES. The provision for loan losses was $100,000 for the six months ended December 31, 1999 compared to $200,000 for the six months ended December 31, 1998. This represents a decrease of $100,000, or 50.0%. Management increases the allowance for loan losses through a provision charged to expense for loan growth based on a statistical percentage developed considering past loss experiences, delinquency trends, general economic conditions and other factors. Security Federal's loss experience has declined slightly with net charge-offs of $91,000 for the six months ended December 31, 1999 compared to $96,000 for the six months ended December 31, 1998.

      NONINTEREST INCOME. Noninterest income was $682,000 for the six months ended December 31, 1999 compared to $1.4 million for the six month period ended December 31, 1998, a decline of $691,000, or 50.3%. The decrease is primarily attributable to a sharp reduction in the level of gains on sale of loans from secondary market activities which fell to $70,000 for the six months ended December 31, 1999 from $1.3 million for the same period in 1998. This decline was offset by the elimination of loan servicing fees and related amortization of mortgage servicing rights in 1999 compared to a net expense of $504,000 for the six months ended December 31, 1998. The expense amount for the 1998 period was caused by a high volume of loan prepayments forcing Security Federal to accelerate the amortization of mortgage servicing rights. Additionally, other noninterest income (including service charges and other fees) remained relatively stable at $607,000 for the 1999 period compared to $597,000 for the same period in 1998. However, the 1999 amount includes a $180,000 gain from the sale of servicing rights, which offset a decline of $102,000 in commitment fees on construction and commercial loans from 1998.

      NONINTEREST EXPENSE. Noninterest expense for the six months ended December 31, 1999 was $3.9 million compared to $5.8 million for the six months ended December 31, 1998, a decrease of $1.9 million, or 31.8%. The decline is primarily attributable to a $1.4 million reduction in compensation and benefits related to the substantial reduction in the number of employees during 1999 as part of management's plan to reduce operating expenses and Security Federal's discontinuation of loan servicing activities.

      INCOME TAXES. There was no provision for income taxes for the six months ended December 31,1999 due to the utilization of net operating loss carryforwards. There was no provision for income taxes for the six months ended December 31,1998 due to the operating loss during this period. Security Federal had generated net operating losses in prior years which are being carried forward and will be used to offset future tax liabilities until fully utilized. Management anticipates that these carryforwards will be exhausted by the end of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

      Security Federal's primary sources of funds are deposits and proceeds from principal and interest payments on loans and mortgage-backed securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Security Federal generally manages the pricing of its deposits to be competitive and to increase core deposit relationships.

      Federal regulations require Security Federal to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4.0% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and corporate securities and other obligations generally having remaining maturities of less than five years. Security Federal has historically maintained its liquidity ratio for regulatory purposes at levels in excess of those required. At December 31, 1999, Security Federal's liquidity ratio for regulatory purposes was 16.9%.

      Security Federal's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows used in operating activities were $3.0 million for the six months ended December 31, 1999. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from maturation and sales of securities. Net cash from financing activities consisted primarily of activity in deposit accounts and Federal Home Loan Bank advances.

      Security Federal's most liquid assets are cash and short-term investments. The levels of these assets are dependent on Security Federal's operating, financing, lending and investing activities during any given period. Security Federal has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. Security Federal may also utilize the sale of securities available-for-sale, federal funds purchased, and Federal Home Loan Bank advances as a source of funds. At December 31, 1999, Security Federal had the ability to borrow a total of approximately $44.0 million from the Federal Home Loan Bank of Indianapolis. On that date, Security Federal had no outstanding advances.

      At December 31, 1999, Security Federal had outstanding commitments to originate loans of $790,000, $515,000 of which had fixed interest rates. These loans are to be secured by properties located in its market area. Security Federal anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through FHLB borrowings. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1999 totaled $77.4 million. Management believes, based on past experience, that a significant portion of such deposits will remain with Security Federal. Based on the foregoing, in addition to Security Federal's high level of core deposits and capital, Security Federal considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

      Liquidity management is both a daily and long-term responsibility of management. Security Federal adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits and short- and intermediate-term U.S. Government and agency obligations and mortgage-backed securities of short duration. If Security Federal requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the Federal Home Loan Bank of Indianapolis. It is anticipated that immediately upon completion of the conversion, Security Financial's and Security Federal's liquid assets will be increased.

      Security Federal is subject to various regulatory capital requirements imposed by the Office of Thrift Supervision. At December 31, 1999, Security Federal was in compliance with all applicable capital requirements.


      Security Federal's actual and required capital amounts and rates are presented below (in thousands).

                                                                            REQUIREMENT
                                                                             TO BE WELL
                                                         REQUIREMENT       CAPITALIZED UNDER
                                                         FOR CAPITAL       PROMPT CORRECTIVE
                                          ACTUAL      ADEQUACY PURPOSES    ACTION PROVISIONS
                                     ---------------- ----------------- ---------------------
                                     AMOUNT    RATIO   AMOUNT   RATIO     AMOUNT     RATIO
                                    --------  ------- -------- -------- ---------- ----------
As of December 31, 1999:
   Total capital (to risk-weighted
      assets)....................... $20,152   16.5%   $9,745    8.0%     $12,181     10.0%
   Tier 1 capital (to risk-weighted
      assets).......................  18,955   15.6     4,872    4.0        7,308      6.0
   Core capital (to adjusted assets)  18,955    9.7     7,836    4.0        9,794      5.0

YEAR 2000 ISSUES

      GENERAL. The Year 2000 ("Y2K") issue which confronted Security Federal and its suppliers, customers, customers' suppliers, and competitors centered on the inability of computer systems to recognize the year 2000. Many computer programs and systems originally were programmed with six-digit dates that provided only two digits to identify the calendar year in the date field. These programs and computers would have recognized "00" as the year 1900 rather than the year 2000.

      Security Federal's Y2K project team was assigned the tasks of ensuring that all systems across Security Federal were identified, analyzed for Y2K compliance, corrected when necessary and tested, and ensured that all changes were implemented. The Y2K project team members represent all functional areas of Security Federal, including data processing, loan administration, accounting, item processing and operations, compliance, human resources, and marketing. Since January 1, 2000, Security Federal's Y2K project team has reviewed and analyzed all systems for Y2K compliance and found no material adverse impact on Security Federal's operations, or in turn, its financial condition and results of operations. Security Federal continues to monitor its Y2K compliance.

IMPACT OF ACCOUNTING PRONOUNCEMENTS AND REGULATORY POLICIES

      ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998 (as amended by SFAS No. 137), standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Statement requires entities to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value, gains and losses, of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reasons for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows or foreign currencies. The statement is effective for financial statements issued for periods beginning after June 15, 2000. Currently, Security Federal is evaluating the effects of the statement.

      ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE. Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," issued in October 1998, amends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities," and Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," for years beginning after December 15, 1998. SFAS No. 134 allows entities with mortgage banking operations which convert pools of mortgages into securities to classify these securities as available-for-sale, trading, or held-to-maturity, instead of the current requirement to classify these pools as trading. Security Federal adopted this standard on July 1, 1998. However, the impact was not material to the consolidated financial statements.

                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings.
            -----------------

            None.

Item 2.     Changes in Securities.
            ---------------------

            None.

Item 3.     Defaults Upon Senior Securities.
            -------------------------------

            None.

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            None.

Item 5.     Other Information.
            -----------------

            None.

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits
                  Exhibit 27.0      Financial Data Schedule

            (b)   Reports on Form 8-K.
                  None

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SECURITY FINANCIAL BANCORP, INC.



Date: February 11, 2000             By:   /s/ John P. Hyland
                                          --------------------------------------
                                          John P. Hyland
                                          President and Chief Executive
                                          Officer

Date: February 11, 2000              By:  /s/ James H. Foglesong
                                          --------------------------------------
                                          James H. Foglesong
                                          Executive Vice President and Chief
                                          Financial Officer