Form 10QSB
period 2000-03-31
SECURITY FINANCIAL BANCORP INC
filed 2000-05-12
CIK 1094635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 1, 2000, Security Financial had 1,938,460 shares outstanding.

                        SECURITY FINANCIAL BANCORP, INC.
                                   FORM 10-QSB

                                      INDEX
                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION FOR SECURITY FINANCIAL
          BANCORP, INC.

Item 1.   Financial Statements (unaudited)

          Consolidated Balance Sheets at
          March 31, 2000 and June 30, 1999.................................  3

          Consolidated Statements of Operations for the Three and Nine
          Months Ended March 31, 2000 and 1999.............................  4

          Consolidated Statement of Changes in Equity
          for the Nine Months Ended March 31, 2000.........................  6

          Consolidated Statements of Cash Flows for the
          Nine Months Ended March 31, 2000 and 1999........................  7

          Notes to Consolidated Financial Statements.......................  8

Item 2.   Management's Discussion and Analysis or Plan of Operation........ 10

PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings................................................ 19
Item 2.   Changes in Securities............................................ 19
Item 3.   Defaults Upon Senior Securities.................................. 19
Item 4.   Submission of Matters to a Vote of Security Holders.............. 19
Item 5.   Other Information................................................ 20
Item 6.   Exhibits and Reports on Form 8-K................................. 20

SIGNATURES

                        PART I. FINANCIAL INFORMATION FOR
                        SECURITY FINANCIAL BANCORP, INC.

Item 1. Financial Statements.
        ---------------------

                        SECURITY FINANCIAL BANCORP, INC.
                           Consolidated Balance Sheets

                        March 31, 2000 and June 30, 1999
                                   (unaudited)

                                                                        March 31,    June 30,
                                                                          2000         1999
                                                                        ---------    ---------
Assets:
Cash and due from financial institutions ......................         $   5,162    $   3,175
Interest-bearing deposits in financial institutions ...........             4,274        1,345
                                                                        ---------    ---------
   Cash and cash equivalents ..................................             9,436        4,520
Time deposits in financial institutions .......................             5,000           --
Securities available for sale .................................            27,522       17,873
Loans held for sale ...........................................               547        3,430
Loans receivable, net of allowance for loan losses of $1,393 at
   March 31, 2000 and $1,469 at June 30, 1999 .................           136,393      148,316
Federal Home Loan Bank stock ..................................             5,300        5,300
Other real estate owned .......................................               511          295
Premises and equipment, net ...................................             5,563        5,766
Mortgage loan servicing rights ................................                --        3,959
Other assets ..................................................             1,772        2,036
                                                                        ---------    ---------
       Total assets ...........................................         $ 192,044    $ 191,495
                                                                        =========    =========
Liabilities and Equity:
Liabilities:
   Demand, NOW and money market deposits ......................         $  18,173    $  20,970
   Savings ....................................................            43,740       45,356
   Time deposits ..............................................            92,274       99,568
                                                                        ---------    ---------
   Total deposits .............................................           154,187      165,894

   Borrowed funds .............................................                --        5,000
   Advances from borrowers for taxes and insurance ............               757          602
   Other liabilities ..........................................             1,050        1,467
                                                                        ---------    ---------
         Total liabilities ....................................           155,994      172,963

Equity
   Common Stock ...............................................               194           --
   Additional paid-in capital .................................            18,386           --
   Unearned ESOP ..............................................            (1,525)          --
   Retained earnings, substantially restricted ................            19,184       18,592
   Accumulated other comprehensive loss .......................              (189)         (60)
                                                                        ---------    ---------
      Total equity ............................................            36,050       18,532
                                                                        ---------    ---------

         Total liabilities and equity .........................         $ 192,044    $ 191,495
                                                                        =========    =========

          (See accompanying notes to consolidated financial statements)

                        SECURITY FINANCIAL BANCORP, INC.
                      Consolidated Statements of Operations

          For the Three Months Ended March 31, 2000 and March 31, 1999
                                   (unaudited)
                                 (in thousands)

                                                                              March 31,  March 31,
                                                                                2000       1999
                                                                              --------   --------
Interest and dividend income:
   Loans, including fees ..................................................   $  2,782   $  3,875
   Securities .............................................................        497        346
   Other interest-earning assets ..........................................        224        105
                                                                              --------   --------
         Total interest income ............................................      3,503      4,326

Interest expense:
   Deposits ...............................................................      1,509      1,847
   Borrowed funds .........................................................          3        416
                                                                              --------   --------
         Total interest income ............................................      1,512      2,263
                                                                              --------   --------

         Net interest income ..............................................      1,991      2,063
   Provision for loan losses ..............................................         50         75
                                                                              --------   --------
         Net interest income after provision for loan losses ..............      1,941      1,998

Noninterest income:
   Loan servicing fees, net of amortization ...............................          2          7
   Gain on sale of loans ..................................................         13         87
   Other ..................................................................        175        277
                                                                              --------   --------
         Total noninterest income .........................................        190        371

Noninterest expense:
   Compensation and benefits ..............................................      1,014      1,301
   Occupancy and equipment ................................................        384        391
   SAIF deposit insurance premium .........................................          8         48
   Advertising and promotions .............................................         68         47
   Data processing ........................................................        145        177
   Other ..................................................................        283        415
                                                                              --------   --------
         Total noninterest expense ........................................      1,902      2,379
                                                                              --------   --------

Income (loss) before income taxes .........................................        229        (20)
Income tax benefit ........................................................         --         --
                                                                              --------   --------
Net income (loss) .........................................................   $    229   $    (20)
                                                                              ========   ========

Earnings per share - basic and diluted ....................................   $   0.13        N/A
                                                                              ========

           See accompanying notes to consolidated financial statements

                        SECURITY FINANCIAL BANCORP, INC.
                      Consolidated Statements of Operations

           For the Nine Months Ended March 31, 2000 and March 31, 1999
                                   (unaudited)
                                 (in thousands)

                                                                              March 31,       March 31,
                                                                                2000            1999
                                                                              --------        --------
Interest and dividend income:
   Loans, including fees ..................................................   $ 8,825         $ 12,546
   Securities .............................................................     1,226            1,224
   Other interest-earning assets ..........................................       346              299
                                                                              -------         --------
         Total interest income ............................................    10,397           14,069

Interest expense:
   Deposits ...............................................................     4,612            6,282
   Borrowed funds .........................................................        84            1,307
                                                                              -------         --------
         Total interest income ............................................     4,696            7,589
                                                                              -------         --------

    Net interest income ...................................................     5,701            6,480
   Provision for loan losses ..............................................       150              275
                                                                              -------         --------
    Net interest income after provision for loan losses ...................     5,551            6,205

Noninterest income:
   Loan servicing fees, net of amortization ...............................         7             (497)
   Gain on sale of loans ..................................................        83            1,367
   Other ..................................................................       782              874
                                                                              -------         --------
         Total noninterest income .........................................       872            1,744

Noninterest expense:
   Compensation and benefits ..............................................     3,016            4,713
   Occupancy and equipment ................................................     1,181            1,165
   SAIF deposit insurance premium .........................................        83              233
   Advertising and promotions .............................................       202              175
   Data processing ........................................................       455              619
   Other ..................................................................       894            1,237
                                                                              -------         --------
         Total noninterest expense ........................................     5,831            8,142
                                                                              -------         --------

Income (loss) before income taxes .........................................       592             (193)
Income tax benefit ........................................................        --               --
                                                                              -------         --------
Net income (loss) .........................................................   $   592         $   (193)
                                                                              =======         ========

Earnings per share - basic and diluted ....................................   $  0.13              N/A
                                                                              =======

           See accompanying notes to consolidated financial statements

                        SECURITY FINANCIAL BANCORP, INC.
                         Statement of Changes in Equity

                    For the Nine Months Ended March 31, 2000
                                   (unaudited)
                                 (in thousands)

                                                                                        Accumulated
                                                      Additional                           Other
                                           Common     Paid-In     Unearned   Retained   Comprehensive     Total
                                           Stock      Capital      ESOP      Earnings   Income (loss)     Equity
                                          --------   ----------- ---------   --------  ---------------  ----------
Balance at June 30, 1999 ..............     $ --      $    --     $    --     $18,592      $ (60)        $ 18,532
Issuance of common stock, net of
conversion costs ......................      194       18,384      (1,551)         --         --           17,027
ESOP shares earned ....................       --            2          26          --         --               28
Comprehensive income:
   Net income .........................       --           --          --         592         --              592
   Change in unrealized loss on
      securities available for sale ...       --           --          --          --       (129)            (129)
                                                                                                         --------
         Total comprehensive income ...                                                                       463
                                            ----      -------     -------     -------      -----         --------
Balance at March 31, 2000 .............     $194      $18,386     $(1,525)    $19,184      $(189)        $ 36,050
                                            ====      =======     =======     =======      =====         ========

           See accompanying notes to consolidated financial statements

                        SECURITY FINANCIAL BANCORP, INC.
                      Consolidated Statements of Cash Flows

                  For Nine Months Ended March 31, 2000 and 1999
                                   (unaudited)
                                 (in thousands)

                                                                               March 31,     March 31,
                                                                                 2000          1999
                                                                              ----------    ----------
Cash flows from operating activities:
   Net income (loss) ......................................................   $      592    $     (193)
   Adjustments to reconcile net income (loss) to net cash from operating activities:
         Depreciation .....................................................          475           478
         Provision for loan losses ........................................          150           275
         Gain on sale of foreclosed real estate ...........................          (49)          (26)
         Origination and purchase of loans held for sale ..................      (19,466)     (249,026)
         Proceeds from sales of loans held for sale .......................       12,124       286,461
         Change in mortgage loan servicing rights .........................        3,984         4,588
         Gain on sale of loans ............................................          (83)       (1,367)
         Gain on sale of loans mortgage servicing rights ..................         (180)           --
         ESOP expense .....................................................           28            --
         Amortization of mortgage servicing rights ........................          155         1,830
         Accretion of discount on securities ..............................         (213)         (177)
         Change in other assets ...........................................          349           498
         Change in other liabilities ......................................         (417)           49
                                                                              ----------    ----------
            Net cash from operating activities ............................       (2,551)       43,390

Cash flows from investing activities:
   Increase in time deposits with other financial institutions ............       (5,000)           --
   Proceeds from maturities of securities available for sale ..............        8,092        30,183
   Principal payments on securities available for sale ....................        1,028         1,781
   Purchase of securities available for sale ..............................      (18,770)      (23,118)
   Change in loans ........................................................       21,101        25,071
   Change in premises and equipment, net ..................................         (272)         (705)
   Proceeds from sale of other real estate ................................          813           463
                                                                              ----------    ----------
         Net cash from investing activities ...............................        6,992        33,675

Cash flows from financing activities:
   Change in deposits .....................................................      (11,707)      (61,259)
   Change in advance payments by borrowers for taxes and insurance ........          155            27
   Repayments of advances from Federal Home Loan Bank .....................       (5,000)       (5,000)
   Change in Federal Home Loan Bank overnight line of credit ..............           --        (1,815)
   Net proceeds from stock issuance .......................................       17,027            --
                                                                              ----------    ----------
         Net cash from financing activities ...............................          475       (68,047)
                                                                              ----------    ----------

Net increase in cash and cash equivalents .................................        4,916         9,018

Cash and cash equivalents at beginning of period ..........................        4,520         8,502
                                                                              ----------    ----------

Cash and cash equivalents at end of period ................................   $    9,436    $   17,520
                                                                              ==========    ==========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Interest ............................................................   $    4,711    $    7,618

   Transfer from loans to foreclosed real estate ..........................          980            --
   Transfer loans held for sale to loans receivable .......................       10,308            --

           See accompanying notes to consolidated financial statements

                        SECURITY FINANCIAL BANCORP, INC.
                   Notes to Consolidated Financial Statements

(1)      Organization

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

(2)      Accounting Principles

         The accompanying unaudited financial statements of Security Financial, have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the current fiscal year.

         These financial statements should be read in conjunction with the consolidated financial statements included in Security Financial's offering prospectus prepared in connection with the conversion filed with the Securities and Exchange Commission.

(3)      Earnings per Share

         Earnings per share is computed under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Amounts reported as earnings per share reflect earnings since January 5, 2000 (date of the conversion) available to common stockholders divided by the weighted average number of common shares outstanding since that date.

(4)      Segment Information

         The segment financial information provided below has been derived from the internal financial reporting system used by management to monitor and manage the financial performance of Security Financial and Security Federal. The two reportable segments identified below are Security Federal's mortgage banking and banking operations. The accounting policies of the two segments are the same as those described in the significant accounting policies. Loan servicing fees and net gains from loan sales provide the revenues in the mortgage banking operation while the interest income earned on loans and securities less the interest paid on deposits and borrowings provide the revenues in the banking operation. All operations are domestic. During 1999, as part of its recent business strategy, Security Financial sold substantially all of its loan servicing rights.

Nine months ended                                           Mortgage
March 31, 2000                                   Banking    Banking      Total
--------------                                   -------    -------      -----

Net interest income .........................   $   5,572    $ 129    $   5,701
Provision for loan losses ...................        (150)      --         (150)
Loan servicing fees, net of amortization ....          --        7            7
Gain on sale of loans from secondary
  market activities .........................          --       83           83
Gain on sale of mortgage servicing rights ...          --      180          180
Other noninterest income ....................         578       24          602
Compensation and benefits ...................      (2,724)    (292)      (3,016)
Other noninterest expense ...................      (2,295)    (520)      (2,815)
                                                ---------    -----    ---------

Income (loss) before income taxes ...........   $     981    $(389)   $     592
                                                =========    =====    =========

Segment assets ..............................   $ 191,497    $ 547    $ 192,044

Nine months ended                                           Mortgage
March 31, 1999                                    Banking    Banking     Total
--------------                                   -------    --------     -----

Net interest income .........................   $   5,374   $  1,106  $   6,480
Provision for loan losses ...................        (275)        --       (275)
Loan servicing fees, net of amortization ....        (104)      (393)      (497)
Gain on sale of loans from secondary
  market activity ...........................          --      1,367      1,367
Other noninterest income ....................         639        235        874
Compensation and benefits ...................      (3,312)    (1,401)    (4,713)
Other noninterest expense ...................        (932)    (2,497)    (3,429)
                                                ---------   --------  ---------

Income (loss) before income taxes ...........   $   1,390   $(1,583)  $    (193)
                                                =========   ========  =========

Segment assets ..............................   $ 202,558   $ 17,333  $ 219,891

Item 2. Management's Discussion and Analysis or Plan of Operation.
        ----------------------------------------------------------

         The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended March 31, 2000, and should be read in conjunction with Security Financial's unaudited consolidated financial statements and the notes thereto, appearing in Part I,
Item 1 of this document.

Forward-Looking Statements

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Security Financial intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward- looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of Security Financial, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Security Financial's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Security Financial and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Security Financial's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning Security Financial and its business, including additional factors that could materially affect Security Financial's financial results, is included in Security Financial's filings with the SEC.

         Security Financial does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

         Current Business Strategy. Security Federal's current strategic plan is to enhance profitability through increasing interest income as well as non-interest income, while managing growth, maintaining asset quality and reducing expenses. Management seeks to accomplish these goals by emphasizing its retail banking services through its network of branch offices. Security Federal seeks to obtain high quality residential, home equity and second mortgage loans by maintaining a high level of local visibility and offering a high level of customer service. Security Federal is also seeking high quality commercial real estate loans, a variety of consumer loans, commercial business loans and construction loans, which will yield higher returns, in the communities it serves as market conditions permit. Additionally, as part of its mortgage banking operations, Security Federal has established strong relationships with a number of correspondent banks and mortgage brokers which generate a significant volume of loan originations. Security Federal intends to continue to originate mortgage loans for sale in the secondary market, although all loans sold will be sold with servicing released, which management believes will increase its non-interest income and reduce interest rate risk. Most adjustable-rate mortgage loans and 15-year fixed-rate loans will be retained, while most longer-term fixed-rate loans will be sold in the secondary market.

         Security Federal continues to seek means to reduce expenses. Although compensation expense has been substantially reduced through the reduction in staff levels and streamlined operating procedures, additional reductions may occur as a result of Security Federal's decision to eliminate its loan servicing operation. Furthermore, the reduction in staff that has already occurred has resulted in additional savings in employee benefits expense, as well as the expense of software and data processing related to the loan servicing operations. Management is reviewing opportunities for further cost reductions in those, as well as other, areas. While management is considering branching opportunities, including, possibly into the Chicago area, management intends to evaluate the cost of any expansion strategy and to continue to reduce operating costs at its current seven branch offices. As part of Security Federal's continuing efforts to decrease non-interest expense, Security Federal has decided to close its Merrillville branch office effective April 30, 2000. This office is located in an area where many banking institutions are competing aggressively for the same customers and has only $2.9 million in total deposits. Management believes eliminating this office will provide Security Federal with greater flexibility and resources to pursue branch sites that are located in areas where greater business opportunities exist.

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

Comparison of Financial Condition at March 31, 2000 and June 30, 1999

         Total assets remained fairly level at $192.0 million at March 31, 2000 compared to $191.5 million at June 30, 1999. The $15.0 million cash proceeds (net of deposits withdrawn by customers to purchase Security Financial stock in the initial offering) from Security Financial's initial public offering was offset by the loss of deposits related to escrow accounts and principal and interest payments for loans serviced for others being held for disbursement to the loans' owners. The loss of these deposits is related to the Bank's mortgage servicing business, which was sold during the nine month period ended March 31, 2000, generating a one time gain of $181,000. Total assets were also decreased by the repayment of $5.0 million of borrowings from the Federal Home Loan Bank.

         Total loans declined to $136.4 million at March 31, 2000 from $148.3 million at June 30, 1999 or 8.02% primarily due to the decline in the origination of residential mortgages due to the general slow-down in the housing market; both new construction and purchases of existing homes. Also impacting the decline in the origination of residential mortgages was the Bank's decision to terminate its mortgage servicing business as part of its decision to terminate its high growth strategy in favor of a more controlled growth strategy funded primarily with core deposits, which was made because of the related high overhead and market risk related to that business. Consumer loans declined as the Bank discontinued its indirect lending program due to high overhead and excessive charge offs.

         Total deposits decreased to $154.2 million at March 31, 2000, from $165.9 million at June 30, 1999 a decline of 7.05%. Due to the decline in loans held for sale and the decision to exit the mortgage banking business, the Bank allowed certain high cost short term CDs (generally 1 year or less) to mature and leave the Bank. Additionally, the Bank lost $3.1 million of escrow accounts and principal and interest payments on loans serviced for others. Over $2.0 million was withdrawn by customers to purchase the Company's stock in the initial public offering.

         Total equity at March 31, 2000 was $36.1 million compared to $18.5 million at June 30, 1999. The increase resulted from the proceeds raised in the initial public offering and Security Financial's net income for the nine months ended March 31, 2000 of $592,000 offset by a $129,000 decline in the fair value of securities available for sale.

Comparison of Operating Results for the Three Months Ended March 31, 2000 and
1999

         General. Net income for the three month period ended March 31, 2000 was $229,000 compared to a net loss of $20,000 for the comparable period in 1999, an increase of $249,000. The increase is primarily attributable to an improved net interest margin and reduced compensation and benefits associated with the significant reduction in the number of personnel employed in loan servicing and other operations. The loan servicing portion of the business was substantially reduced during 1999.

         Interest Income. Interest income for the quarter ended March 31, 2000 was $3.5 million compared to $4.3 million for the quarter ended March 31, 1999, a decrease of $800,000, or 18.6%. The decrease was primarily attributable to a decrease in the average balance of interest earning assets to $180.7 million for the three months ended March 31, 2000 from $220.3 million for the same period in 1999 due primarily to loan sales in connection with Security Federal's change in business strategy. The yield on interest earning assets decreased slightly to 7.76% for the three month period ended March 31, 2000 compared to 7.85% for the same period in 1999.

         Interest Expense. Interest expense for the quarter ended March 31, 2000 was $1.5 million compared to $2.3 million for the same period in 1999. This represents a decrease of $751,000 or 32.3%, which is attributable to a decline in the average balance of interest bearing liabilities to $150.8 million for the 2000 period from $207.5 million during the 1999 period, as the loan sale proceeds referred to above were used to reduce various high-cost funding sources. The cost of funds fell to 3.35% for the three months ended March 31, 2000 from 4.11% for the three months ended March 31, 1999.

         Net Interest Income. Net interest income decreased to $2.0 million for the three month period ended March 31, 2000 from $2.1 million, a decline of $72,000, or 3.5%. The decrease was attributable to the decline in the levels of interest-earning assets. The net interest margin improved to 4.41% from 3.74% during the same periods. The increase in the net interest margin is attributable primarily to management's reduction of high cost funding sources including negotiated rate certificates of deposit and borrowings. Additionally the capital raised through the stock offering is an interest free source of funds and helped improve the net interest margin.

         Provision for Loan Losses. The provision for loan losses was $50,000 for the three months ended March 31, 2000 compared to $75,000 for the three months ended March 31, 1999. Management increases the allowance for loan losses through a provision charged to expense for loan growth based on a statistical percentage developed considering past loss experiences, delinquency trends, general economic conditions and other factors. Security Federal's loss experience decreased with net charge-offs of $135,000 for the quarter ended March 31, 2000 compared to $236,000 for the quarter ended March 31, 1999.

         Noninterest Income. Noninterest income was $190,000 for the three months ended March 31, 2000 compared to $371,000 for the three month period ended March 31, 1999, a decline of $181,000, or 48.8%. The decrease is primarily attributable to a reduction in the level of gains on sale of loans into the secondary market which fell to $13,000 for the quarter ended March 31, 2000 from $87,000 for the same period in 1999. Additionally, other noninterest income declined to $175,000 for the 2000 period from $277,000 in 1999 due primarily to a decline in commitment fees on construction loans, and late charge fees primarily on loans serviced for others.

         Noninterest Expense. Noninterest expense for the quarter ended March 31, 2000 was $1.9 million compared to $2.4 million for the quarter ended March 31, 1999, a decrease of $477,000, or 20.1%. The decline is primarily attributable to a $287,000 reduction in compensation and benefits related to the substantial reduction in the number of employees during 1999 as part of management's plan to reduce operating expenses and Security Federal's discontinuation of loan servicing activities.

         Income Taxes. There was no provision for income taxes for the three months ended March 31, 2000 and March 31, 1999 due to the utilization of net operating loss carryforwards. Security Federal had generated net operating losses in prior years which are being carried forward and will be used to offset future tax liabilities until fully utilized. Management anticipates that these carryforwards will be exhausted by the end of fiscal 2001.

Comparison of Operating Results for the Nine Months Ended March 31, 2000 and
1999

         General. Net income for the nine month period ended March 31, 2000 was $592,000 compared to a net loss of $193,000 for the comparable period in 1999, an increase of $785,000. The increase is primarily attributable to an improved net interest margin and reduced compensation and benefits associated with the significant reduction in the number of personnel employed in loan servicing and other operations. The loan servicing portion of the business was substantially eliminated during 1999.

         Interest Income. Interest income for the nine months ended March 31, 2000 was $10.4 million compared to $14.1 million for the nine months ended March 31, 1999, a decrease of $3.7 million, or 26.2%. The decrease was primarily attributable to a decrease in the average balance of interest earning assets due primarily to loan sales in connection with Security Federal's change in business strategy. The yield on interest earning assets improved to 7.94% for the three month period ended March 31, 2000 compared to 7.87% for the same period in 1999.

         Interest Expense. Interest expense for the nine months ended March 31, 2000 was $4.7 million compared to $7.6 million for the same period in 1999. This represents a decrease of $2.9 million, or 38.2%, which is attributable to a decline in the average balance of interest bearing liabilities. Accordingly, the loan sale proceeds referred to above were used to reduce various high-cost funding sources. The cost of funds fell to 3.59% for the nine months ended March 31, 2000 from 4.25% for the nine months ended March 31, 1999.

         Net Interest Income. Net interest income decreased to $5.7 million for the nine month period ended March 31, 2000 from $6.5 million, a decline of $779,000, or 12.0%. The decrease was attributable to the decline in the levels of interest earning assets. The net interest margin improved to 4.35% from 3.62% during the same periods. The increase in margin is attributable primarily to management's reduction of high cost funding sources including negotiated rate certificates of deposit and borrowings.

         Provision for Loan Losses. The provision for loan losses was $150,000 for the nine months ended March 31, 2000 compared to $275,000 for the nine months ended March 31, 1999. This represents a decrease of $125,000, or 45.5%. Management increases the allowance for loan losses through a provision charged to expense for loan growth based on a statistical percentage developed considering past loss experiences, delinquency trends, general economic conditions and other factors. Security Federal's loss experience has declined with net charge-offs of $226,000 for the nine months ended March 31, 2000 compared to $332,000 for the nine months ended March 31, 1999.

         Noninterest Income. Noninterest income was $872,000 for the nine months ended March 31, 2000 compared to $1.7 million for the nine month period ended March 31, 1999, a decline of $872,000, or 50.0%. The decrease is primarily attributable to a sharp reduction in the level of gains on sale of loans from secondary market activities which fell to $83,000 for the nine months ended March 31, 2000 from $1.4 million for the same period in 1999. This decline was offset by an increase in loan servicing fees, net of related amortization of mortgage servicing rights in 2000 from a net expense of $497,000 for the nine months ended March 31, 1999. The expense amount for the 1999 period was caused by a high volume of loan prepayments forcing Security Federal to accelerate the amortization of mortgage servicing rights. Additionally, other noninterest income remained relatively stable at $782,000 for the 2000 period compared to $874,000 for the same period in 1999. However, the 2000 amount includes a $181,000 gain from the sale of servicing rights, which offset a decline of $117,000 in commitment fees on construction and commercial loans and a decline of $73,000 in late fees primarily on loans serviced for others.

         Noninterest Expense. Noninterest expense for the nine months ended March 31, 2000 was $5.8 million compared to $8.1 million for the nine months ended March 31, 1999, a decrease of $2.3 million, or 28.4%. The decline is primarily attributable to a $1.7 million reduction in compensation and benefits related to the substantial reduction in the number of employees during 1999 as part of management's plan to reduce operating expenses and Security Federal's discontinuation of loan servicing activities.

         Income Taxes. There was no provision for income taxes for the nine months ended March 31, 2000 due to the utilization of net operating loss carryforwards. There was no provision for income taxes for the nine months ended March 31, 1999 due to the operating loss during this period. Security Federal had generated net operating losses in prior years which are being carried forward and will be used to offset tax liabilities until fully utilized. Management anticipates that these carryforwards will be exhausted by the end of fiscal 2001.

Liquidity and Capital Resources

         Security Financial's primary sources of funds are deposits and proceeds from principal and interest payments on loans and mortgage-backed securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

Security Federal generally manages the pricing of its deposits to be competitive and to increase core deposit relationships.

         Federal regulations require Security Federal to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4.0% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and corporate securities and other obligations generally having remaining maturities of less than five years. Security Federal has historically maintained its liquidity ratio for regulatory purposes at levels in excess of those required. At March 31, 2000, Security Federal's liquidity ratio for regulatory purposes was 24.03%.

         Security Financial's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows used in operating activities were $2.6 million for the nine months ended March 31, 2000. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from maturation and sales of securities. Net cash from financing activities consisted primarily of activity in deposit accounts, Federal Home Loan Bank advances, and proceeds from the issuance of common stock, net of conversion costs.

         Security Financial's most liquid assets are cash and short-term investments. The levels of these assets are dependent on Security Financial's operating, financing, lending and investing activities during any given period. Security Financial has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. Security Financial may also utilize the sale of securities available-for-sale, federal funds purchased, and Federal Home Loan Bank advances as a source of funds. At March 31, 2000, Security Federal had the ability to borrow a total of approximately $67.6 million from the Federal Home Loan Bank of Indianapolis. On that date, Security Federal had no outstanding advances.

         At March 31, 2000, Security Federal had outstanding commitments to originate loans of $1,156,000, $876,000 of which had fixed interest rates. These loans are to be secured by properties located in its market area. Security Federal anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through Federal Home Loan Bank borrowings. Certificates of deposit which are scheduled to mature in one year or less from March 31, 2000 totaled $70.5 million. Management believes, based on past experience, that a significant portion of such deposits will remain with Security Federal. Based on the foregoing, in addition to Security Federal's high level of core deposits and capital, Security Financial considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

         Liquidity management is both a daily and long-term responsibility of management. Security Financial adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits and short- and intermediate-term U.S. Government and agency obligations and mortgage-backed securities of short duration. If Security Federal requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the Federal Home Loan Bank of Indianapolis.

         Security Federal is subject to various regulatory capital requirements imposed by the Office of Thrift Supervision. At March 31, 2000, Security Federal was in compliance with all applicable capital requirements.

         Security Federal's actual and required capital amounts and rates are presented below (in thousands).

                                                                                                 Requirement
                                                                                                  to be Well
                                                                       Requirement            Capitalized Under
                                                                       for Capital            Prompt Corrective
                                               Actual               Adequacy Purposes         Action Provisions
                                       -----------------------   -----------------------   ------------------------
                                         Amount       Ratio        Amount       Ratio        Amount        Ratio
                                       ----------   ----------   ----------   ----------   ----------   -----------
As of March 31, 2000:
   Total capital (to risk-weighted
      assets)........................    $27,203       22.6%       $9,636        8.0%        $12,045        10.0%
   Tier 1 capital (to risk-weighted
      assets)........................     26,121       21.7         4,818        4.0           7,227         6.0
   Core capital (to adjusted assets)      26,121       14.1         7,409        4.0           9,261         5.0

Impact of Accounting Pronouncements and Regulatory Policies

         Accounting for Derivative Instruments and Hedging Activities. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998 (as amended by SFAS No.
137), standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Statement requires entities to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value, gains and losses, of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reasons for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows or foreign currencies. The statement is effective for financial statements issued for periods beginning after June 15, 2000. Currently, Security Financial is evaluating the effects of the statement.

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings.
                  ------------------

                  None.

Item 2.           Changes in Securities.
                  ----------------------

                  Use of Proceeds. On January 5, 2000, Security Financial completed an offering of securities registered pursuant to the Securities Act of 1933, as amended. In connection therewith:

         1. The effective date of the registration statement on Form SB-2, as amended (File No. 333-87397) was November 9, 1999.

         2. The offering of securities was not underwritten. Charles Webb & Company, a Division of Keefe, Bruyette & Woods, Inc. acted as marketing agent.

         3. The class of securities registered was common stock, $0.01 par value per share. The amount of such securities registered was 2,777,250 shares at an offering price of $10.00 per share. The offering terminated on December 15, 1999 with the sale of 1,938,460 shares at a price of $10.00 per share.

         4. The total offering expenses incurred by Security Financial were $806,500, none of which were paid directly or indirectly to directors or officers of Security Financial or their associates.

         5. The net proceeds of the offering were $18.6 million of which $1.6 million was loaned to Security Federal's employee stock ownership plan to purchase stock in the offering. One-half of the net proceeds were invested in the subsidiary bank and the remaining was invested in short-term securities. These uses of proceeds do not represent a material change in the use of proceeds described in Security Financial's prospectus dated November 10, 1999.

Item 3.           Defaults Upon Senior Securities.
                  --------------------------------

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders.
                  ----------------------------------------------------

                  None.

Item 5.           Other Information.
                  ------------------

                  None.

Item 6.           Exhibits and Reports on Form 8-K.
                  ---------------------------------

                  (a)      Exhibits
                           10.1     ESOP Loan Documents
                           10.2 Employment Agreement between Security Federal Bank & Trust and John P. Hyland
                           10.3 Employment Agreement between Security Financial Bancorp, Inc. and John P. Hyland
                           10.4 Security Federal Bank & Trust Employee Severance Compensation Plan
                           27.0     Financial Data Schedule

                  (b)      Reports on Form 8-K.
                           None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     SECURITY FINANCIAL BANCORP, INC.


Date:    May 12, 2000                By:      /s/ John P. Hyland
                                              ------------------
                                              John P. Hyland
                                              President and Chief Executive
                                              Officer

Date:    May 12, 2000                 By:     /s/ James H. Foglesong
                                              ----------------------
                                              James H. Foglesong
                                              Executive Vice President and Chief
                                              Financial Officer