Form 10KSB
period 2000-06-30
SECURITY FINANCIAL BANCORP INC
filed 2000-09-28
CIK 1094635

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the Fiscal Year Ended June 30, 2000

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to __________

                         Commission File Number: 0-27951

                        SECURITY FINANCIAL BANCORP, INC.
                 (Name of small business issuer in its charter)

            DELAWARE                                      35-2085053
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

9321 Wicker Avenue, St. John, Indiana                       46373
(Address of principal executive offices)                  (Zip Code)

         Issuer's telephone number, including area code: (219) 365-4344

        Securities registered pursuant to Section 12 (b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                                (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.|_|

      The issuer's gross revenues for the fiscal year ended June 30, 2000 were $20,814,000.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates was $31,755,915, based upon the price ($17 1/8 per share) as quoted on the Nasdaq SmallCap Market for September 1, 2000. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be held by affiliates.

      The number of shares outstanding of the registrant's Common Stock as of September 1, 2000 was 1,938,460.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1999 Annual Report to Stockholders and of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference in Parts II and III, respectively, of this Form 10-KSB

                                      INDEX

                                     Part I

                                                                            Page

Item 1.  Description of Business..............................................4
         Additional Item - Executive Officers of the Registrant..............30
Item 2.  Description of Properties...........................................33
Item 3.  Legal Proceedings...................................................33
Item 4.  Submission of Matters to a Vote of Security Holders.................34

                                    Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
            Matters..........................................................34
Item 6.  Management's Discussion and Analysis or Plan of Operation...........34
Item 7.  Financial Statements................................................34
Item 8.  Changes In and Disagreements with Accountants on Accounting and
            Financial Disclosure.............................................34

                                    Part III

Item 9.  Directors, Executive Officers, Promoters, and Control Persons;
            Compliance with Section 16(a) of the Exchange Act................34
Item 10. Executive Compensation..............................................34
Item 11. Security Ownership of Certain Beneficial Owners and Management......34
Item 12. Certain Relationships and Related Transactions......................35
Item 13. Exhibits and Reports on Form 8-K....................................35

      This report contains certain "forward-looking statements" within the meaning of the federal securities laws. These statements are not historical facts, rather they are statements based on Security Financial Bancorp, Inc.'s current expectations regarding its business strategies, intended results, and future performance. Forward-looking statements are preceded by terms such as "expects," "believes," "anticipates," "intends," and similar expressions.

      Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could affect actual results include interest rate trends; the general economic climate in the market area in which Security Financial Bancorp, Inc. operates, as well as nationwide; Security Financial Bancorp, Inc.'s ability to control costs and expenses; competitive products and pricing; loan delinquency rates; and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. Security Financial Bancorp, Inc. assumes no obligation to update any forward-looking statements.

PART I

Item 1. DESCRIPTION OF BUSINESS

General

      Security Financial Bancorp, Inc. (Security Financial), headquartered in St. John, Indiana, was formed in September 1999 as the holding company for Security Federal Bank & Trust (Security Federal) in connection with the conversion of Security Federal from a mutual to a stock form of ownership. The conversion was completed on January 5, 2000 through the sale of 1,938,460 shares of common stock by Security Financial at a price of $10.00 per share. Security Financial's sole business activity is the ownership of all of Security Federal's capital stock. Security Financial does not transact any material business other than through its subsidiary, Security Federal. Security Financial is subject to the regulation of the Office of Thrift Supervision and the Securities and Exchange Commission. Security Financial is listed on the Nasdaq SmallCap Market under the symbol SFBI.

      Security Federal's principal business is attracting deposits from the general public and originating loans secured by one-to-four-family residential real estate properties located in its market area. Security Federal is regulated by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. Security Federal's deposits are federally insured by the Federal Deposit Insurance Corporation. Security Federal is a member of the Federal Home Loan Bank System.

Market Area

      Security Federal is headquartered in St. John, Indiana which is in Lake County. Security Federal's primary deposit gathering and lending area is concentrated in the communities surrounding its five banking offices located in Lake County and one banking office located in Porter County, as well as Cook and Will Counties in Illinois. Lake and Porter Counties are located in the northwest corner of Indiana, immediately southeast of Chicago, Illinois. It is approximately 30 miles from the heart of Lake County to the heart of neighboring Chicago. Several major highways, truck lines, and railways serve the area, providing versatility and convenience of transportation. Expanding airport facilities provide service for corporate and business needs. While primarily a home to several steel manufacturers, Lake County has a diversified mix of industry groups, including insurance and financial services, manufacturing, service, government, and retail. The major employers in the area include U.S. Steel, NIPSCO Industries, Inc., Whiteco Industries, Porter Memorial Hospital, Valparaiso University, Valparaiso Community Schools, McGill Manufacturing, and Hunt Wesson.

Competition

      Security Federal faces intense competition for the attraction of deposits and origination of loans in its primary market area. Its most direct competition for deposits has historically come from the several commercial banks operating in Security Federal's primary market area and, to a lesser extent, from other financial institutions, such as brokerage firms, credit unions, and insurance companies. Particularly in times of high interest rates, Security Federal has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. Security Federal's competition for loans comes primarily from the commercial banks and loan brokers operating in its primary market area. Competition for deposits and the origination of loans may limit Security Federal's growth in the future.

Lending Activities

      Loan Portfolio Analysis. The following table presents the composition of Security Federal's loan portfolio at the dates indicated. Security Federal had no concentration of loans exceeding 10% of total loans receivable other than as disclosed below.

                                                                      At June 30,
                                               -------------------------------------------------------
                                                        2000                          1999
                                               -------------------------      ------------------------
                                                                 Percent                      Percent
                                                Amount          of Total      Amount          of Total
                                                ------          --------      ------          --------
                                                               (Dollars in thousands)
Real estate loans:
   One-to four-family (1)                      $ 76,050           57.08%     $ 86,086           57.44%
   Multi-family and commercial real estate       18,045           13.54        16,420           10.96
   Construction                                     767             .58         6,414            4.28
                                               --------          ------      --------          ------
      Total real estate loans                    94,862           71.20       108,920           72.68

Consumer and other loans:
   Automobile                                     9,378            7.04        15,980           10.66
   Home equity and second mortgage               16,031           12.03        17,478           11.66
   Other                                          1,118             .84         1,616            1.08
                                               --------          ------      --------          ------
      Total consumer and other loans             26,527           19.91        35,074           23.40

Commercial business loans                        11,837            8.89         5,867            3.92
                                               --------          ------      --------          ------

   Total loans                                  133,226          100.00%      149,861          100.00%
                                                                 ======                        ======

Less:
   Net deferred loan origination fees                84                            76
   Allowance for loan losses                      1,449                         1,469
                                               --------                      --------

      Net loans                                $131,693                      $148,316
                                               ========                      ========

(1)   Excludes loans available for sale.

      One-to-four-family Real Estate Loans. Currently, Security Federal originates loans secured by one-to-four-family residences primarily located in its primary market area. In the past, Security Federal purchased ARM loans originated through correspondent relationships and secured by properties located outside of its primary market area, many of which Security Federal continues to hold in its portfolio.

      Security Federal offers a variety of fixed- and adjustable-rate mortgage loan products. The loan fees charged, interest rates, and other provisions of Security Federal's mortgage loans are determined by Security Federal on the basis of its own pricing criteria and market conditions. Generally, all loans originated by Security Federal conform to Fannie Mae and Freddie Mac underwriting standards. Security Federal's fixed-rate loans typically have maturities of 10 to 30 years, although 30-year loans constitute the largest percentage of originations. Security Federal also offers five- and seven-year balloon mortgages based on a 30-year amortization schedule. Security Federal's ARM loans are typically based on a 15-year or 30-year amortization schedule. Interest rates and payments on Security Federal's ARM loans generally are adjusted annually after a specified period ranging from one to three years to a rate typically equal to 2.75% above the one-year constant maturity Treasury index. Security Federal currently offers ARM loans with initial rates below those that would prevail under the foregoing computation, determined by Security Federal based on market factors and competitive rates for loans having similar features offered by other lenders for such initial periods. The maximum amount by which the interest rate may be increased or decreased in a given period on Security Federal's ARM loans is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan. Security Federal qualifies the borrower based on the borrower's ability to repay the ARM loan based on the maximum interest rate at the first adjustment in the case of one-year ARM loans and based on the initial interest rate in the case of ARM loans that adjust after three or more years. Security Federal does not originate negative amortization loans. The terms and conditions of the ARM loans offered by Security Federal, including the index for interest rates, may vary from time to time. Security Federal believes that the annual adjustment feature of its ARM loans also provides flexibility to meet competitive conditions as to initial rate concessions while preserving Security Federal's return on equity objectives by limiting the duration of the initial rate concession.

      Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. As a result of the low interest rate environment in recent years, Security Federal has experienced a strong customer preference for fixed-rate loans.

      The retention of ARM loans in Security Federal's loan portfolio helps reduce Security Federal's exposure to changes in the interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the customer. It is possible that, during periods of rising interest rates, the risk of default on ARM loans may increase as a result of repricing and the increased costs to the borrower. Furthermore, because the ARM loans originated by Security Federal generally provide, as a marketing incentive, for initial rates of interest below the rates that would apply were the adjustment index used for pricing initially (discounting), these loans are subject to increased risks of default or delinquency. Another consideration is that although ARM loans allow Security Federal to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, Security Federal has no assurance that yields on ARM loans will be sufficient to offset increases in Security Federal's cost of funds.

      While fixed-rate one-to-four-family residential real estate loans are normally originated with 10- to 30-year terms and Security Federal permits its ARM loans to be assumed by qualified borrowers, such loans typically remain outstanding for substantially shorter periods. This is because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all mortgage loans in Security Federal's loan portfolio contain due-on-sale clauses providing that Security Federal may declare the unpaid amount due and payable upon the sale of the property securing the loan. Security Federal enforces these due-on-sale clauses to the extent permitted by law and as business judgment dictates. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates, and the interest rates payable on outstanding loans.

      Security Federal requires title insurance insuring the status of its first lien on real estate secured loans and also requires that the fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the outstanding loan balance.

      Security Federal's residential mortgage loans typically do not exceed 80% of the appraised value of the property. Security Federal's lending policies permit Security Federal to lend up to 95% of the appraised value of the property; however, Security Federal generally requires private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the property. Security Federal obtains appraisals on all first mortgage real estate loans from outside appraisers.

      Multi-Family and Commercial Real Estate Loans. Security Federal originates and purchases mortgage loans for the acquisition and refinancing of multi-family and commercial real estate properties. Security Federal began offering commercial loans in 1996.

      Multi-family and commercial real estate loans are fully amortizing loans that are generally originated with fixed interest rates with rates tied to the U.S. Treasury index but are occasionally originated with variable rates with rates tied to the prime lending rate. The maximum term for a fixed-rate multi-family loan generally is generally 10 years. The maximum loan-to-value ratio for a multi-family or commercial loan is 75%.

      At June 30, 2000, the largest multi-family loan had a committed balance of $1.5 million and was secured by an apartment building located in Temecula, California and was performing according to its original terms. This is a loan participation with a correspondent bank.

      At June 30, 2000, Security Federal's commercial real estate loans were secured by office, retail, and owner occupied properties, all of which are located in Indiana and Illinois. At June 30, 2000, Security Federal's largest commercial real estate loan had an outstanding balance of $1.7 million. The loan is secured by a strip center located in Dyer, Indiana. At June 30, 2000, this loan was performing according to its original terms.

      Multi-family and commercial real estate lending affords Security Federal an opportunity to receive interest at rates higher than those generally available from one-to-four-family residential lending. However, loans secured by these properties usually are greater in amount and are more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one-to-four-family residential mortgage loans. Because payments on loans secured by income producing properties are often dependent on the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. Security Federal seeks to minimize these risks by generally limiting the maximum loan-to-value ratio to up to 75% for multi-family and commercial real estate loans and by strictly scrutinizing the financial condition of the borrower, the cash flow of the project, the quality of the collateral, and the management of the property securing the loan. Security Federal also generally obtains loan guarantees from financially capable parties based on a review of personal financial statements.

      Residential Construction Loans. Security Federal originates residential construction loans to local home builders and to individuals for the construction and acquisition of personal residences.

      Construction loans to individuals are made on the same terms as Security Federal's mortgage loans, but provide for the payment of interest only during the construction phase, which is usually six months, with a contingency for an additional six months. At the end of the construction phase, the loan converts to a permanent mortgage loan.

      Before making a commitment to fund a construction loan, Security Federal requires an appraisal of the property by an independent certified appraiser. Security Federal also reviews and inspects each project before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion.

      Construction lending affords Security Federal the opportunity to earn higher interest rates with shorter terms to maturity relative to single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. These loans are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, Security Federal may be required to advance funds beyond the amount originally committed to protect the value of the project. If the estimate of value upon completion proves to be inaccurate, Security Federal may be confronted with a project whose value is insufficient to ensure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan depends on the builder's ability to sell the property before the construction loan is due.

      Security Federal has attempted to minimize the foregoing risks by, among other things, limiting its construction lending to residential properties. It is also Security Federal's general policy to obtain regular financial statements from builders so that it can monitor their financial strength and ability to repay.

      Consumer and Other Loans. Another significant lending activity of Security Federal is the origination of consumer and other loans. Security Federal's consumer and other loans consist primarily of home equity and second mortgage loans and automobile loans. Most of these loans are made to existing customers. Security Federal originates home equity loans in the form of lines of credit. Security Federal's home equity loans have variable interest rates tied to the six-month U.S. Treasury index. In the future, Security Federal intends to tie these variable interest rates loans to the prime lending rate. Security Federal imposes a maximum loan-to-value ratio on its home equity loans of 80% after considering both the first and second mortgage loans. The maximum loan-to-value rate on Security Federal's second mortgage loans is 80%. Both Security Federal's home equity and second mortgage loans are limited in term to 120 months. Security Federal's home equity loans and second mortgages may have greater credit risk than one-to-four-family residential mortgage loans because they are secured by mortgages subordinated to an existing first mortgage on the property, which, in most cases, is held by Security Federal.

      Security Federal also originates consumer loans secured by automobiles and, occasionally, boats and other recreational vehicles. Automobile loans are secured by both new and used cars and light trucks. Both new and used cars are financed for a period of up to 60 months and the rate on such loans is fixed for the term of the loan. In the past, Security Federal also offered indirect automobile loans. The indirect automobile loans were originated through automobile dealers in Indiana and Illinois. These dealers provided Security Federal applications to finance vehicles sold by their dealerships. At June 30, 2000, $7.1 million, or 76.0%, of all automobile loans were indirect automobile loans. Security Federal no longer offers indirect automobile loans.

      Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss, or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Furthermore, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as Security Federal, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral.

      Commercial Business Loans. Security Federal makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships, and small businesses. Security Federal offers a variety of commercial lending products, including term loans for fixed assets and working capital, revolving lines of credit, letters of credit, and Small Business Administration guaranteed loans. Secured commercial business loans are generally made in amounts up to $500,000, although Security Federal's policy would permit it to lend up to its legal lending limit of $3.0 million. Unsecured lines of credit generally are made for up to $250,000. Term loans are generally offered with fixed rates of interest of up to 5 years. Business lines of credit have adjustable rates of interest and are payable on demand, subject to annual review and renewal. Business loans with variable rates of interest adjust on a daily basis and are generally indexed to the prime rate as published in The Wall Street Journal.

      In making commercial business loans, Security Federal considers the financial statements of the borrower, Security Federal's lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business, and the value of the collateral. Commercial business loans are generally secured by a variety of collateral, primarily equipment, assets, and accounts receivable, and are supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 75% of the adjusted value of the collateral securing the loan. Security Federal generally does not make unsecured commercial loans. In an effort to increase its emphasis on commercial loans, Security Federal intends to hire an experienced commercial loan officer with the primary responsibility of increasing commercial business and real estate loan volume.

      Unlike mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment or other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise, and may fluctuate in value. At June 30, 2000, Security Federal's largest commercial loan was for $1.8 million to an insurance company located in Deerfield, Illinois.

      Loans to One Borrower. The maximum amount that Security Federal may lend to one borrower is limited by federal regulations. At June 30, 2000, Security Federal's regulatory limit on loans to one borrower was $4.1 million. At that date, Security Federal's largest amount of loans to one borrower, including the borrower's related interests, was $2.5 million and consisted of two loans. This loan was performing according to its original terms at June 30, 2000.

      Maturity of Loan Portfolio. The following table presents certain information at June 30, 2000 regarding the dollar amount of loans maturing in Security Federal's portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income, and allowance for loan losses.

                                        Multi-Family                            Home Equity
                              One-to-       and                                     and
                               Four-     Commercial                                Second      Other     Commercial    Total
                             Family(1)   Real Estate  Construction   Automobile   Mortgage    Consumer    Business     Loans
                             ---------   -----------  ------------   ----------   --------    --------    --------     -----
                                                                    (Dollars in thousands)
Amounts due in:
   One year or less          $  2,783     $    833     $    767      $    349     $  5,220    $    232    $  5,766    $ 15,950
   More than one year to
     three years                5,202        4,183           --         6,097        1,381         533         708      18,104
   More than three years
      to five years             4,787        3,324           --         2,932        1,263          84       3,597      15,987
   More than five years
      to 10 years              10,760        9,705           --            --        2,353         269       1,766      24,853
   More than 10 years
      to 20 years              26,281           --           --            --        3,715          --          --      29,996
   More than 20 years          26,237           --           --            --        2,099          --          --      28,336
                             --------     --------     --------      --------     --------    --------    --------    --------

      Total amount due       $ 76,050     $ 18,045     $    767      $  9,378     $ 16,031    $  1,118    $ 11,837    $133,226
                             ========     ========     ========      ========     ========    ========    ========    ========

(1)   Excludes loans available-for-sale.

      The following table presents the dollar amount of all loans due after June 30, 2001, which have fixed interest rates and have floating or adjustable interest rates.

                                                     Due After June 30, 2001
                                                 Fixed-    Adjustable-
                                                  Rate        Rate        Total
                                                  ----        ----        -----
                                                      (Dollars in thousands)
Amounts due in:
Real estate loans:
   One-to-four-family (1)                       $ 33,677    $ 39,590    $ 73,267
   Multi-family and commercial real estate         4,865      12,347      17,212
                                                --------    --------    --------
      Total real estate loans                     38,542      51,937      90,479
                                                --------    --------    --------
Consumer and other loans:
   Automobile                                      9,029          --       9,029
   Home equity and second mortgage                 6,307       4,504      10,811
   Other                                             645         241         886
                                                --------    --------    --------
      Total consumer and other loans              15,981       4,745      20,726
                                                --------    --------    --------
Commercial business loans                          1,850       4,221       6,071
                                                --------    --------    --------

   Total loans                                  $ 56,373    $ 60,903    $117,276
                                                ========    ========    ========

(1)   Excludes loans available for sale.

      Scheduled contractual principal repayments of loans do not reflect the actual life of the loans. The average life of a loan is substantially less than its contractual term because of prepayments. In addition, due-on-sale clauses on loans generally give Security Federal the right to declare loans immediately due and payable if, among other things, the borrower sells the real property with the mortgage and the loan is not repaid. The average life of a mortgage loan tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, tends to decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

      Loan Solicitation and Processing. Security Federal's lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by Security Federal's Board of Directors and management. Loan originations come from a number of sources. The customary sources of loan originations are mortgage brokers, loan correspondents, loan origination officers, realtors, referrals and existing customers. Various executive officers have the authority to approve secured and unsecured loans as permitted by the Board of Directors. Currently, Mr. Hyland has authority to approve secured and unsecured loans with balances of up to and including $500,000 and $250,000, respectively. Larger loans must be approved by either Mr. Hyland and at least two other members of Security Federal's corporate loan committee, four members of the corporate loan committee, or the loan committee of the Board. Any loans exceeding $2.0 million must be approved by the Board.

      Loan Originations, Purchases and Sales. Security Federal's mortgage lending activities are conducted primarily by its correspondent banks and brokers and commissioned loan personnel operating at its full service banking offices and loan offices. All loans originated by Security Federal are underwritten by Security Federal pursuant to Security Federal's policies and procedures. Security Federal originates both adjustable-rate and fixed-rate mortgage loans. Security Federal's ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates. Security Federal recently has sought to expand its commercial lending to enhance the yield on its loan portfolio and to encourage business relationships with the borrowers, including through checking and other accounts and other loans. Additionally, as part of its mortgage banking operation, Security Federal purchases whole loans and, to a limited extent, loan participations, all with servicing released.

      In an effort to manage its interest rate risk position, Security Federal generally sells the fixed-rate mortgage loans with terms in excess of 15 years that it originates. However, Security Federal has retained and will retain selected 30-year fixed-rate loans in order to build its loan portfolio and increase the yield on its interest-earning assets. The sale of loans in the secondary mortgage market reduces Security Federal's risk that the interest rates paid to depositors will increase while Security Federal holds long-term fixed-rate loans in its portfolio. It also allows Security Federal to continue to fund loans when savings flows decline or funds are not otherwise available. Security Federal currently generally sells loans, servicing released without recourse to Fannie Mae. Gains, net of origination expense, from the sale of such loans are recorded at the time of sale. Generally a loan is committed to be sold and a price for the loan is fixed after the loan is approved and the interest rate is accepted by the customer. This eliminates the risk to Security Federal that a rise in market interest rates will reduce the value of a mortgage before it can be sold.

      In the past, Security Federal generally retained the servicing rights on the mortgage loans it sold. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and foreclosure processing. In October 1998, however, Security Federal sold the servicing rights related to approximately $920.0 million in loans serviced for others. In August 1999, Security Financial arranged for the sale of the remaining servicing rights held by Security Federal, relating to approximately $320.0 million in loans serviced for others. Currently, all loans sold by Security Federal are sold servicing released.

      The following table presents total loans (including loans held for sale) originated, purchased, sold, and repaid during the periods indicated.

                                                          For the Year Ended
                                                               June 30,
                                                         2000            1999
                                                         ----            ----
                                                            (In thousands)

Total loans at beginning of period                     $ 151,746      $ 230,332

   Originations:
      Real estate:
         One-to-four-family                                7,732         60,910
         Multi-family and commercial real estate           3,475          7,620
         Construction                                      1,841          3,256
                                                       ---------      ---------
           Total real estate                              13,048         71,786
      Consumer and other:
         Automobile                                          802          1,022
         Home equity and second mortgage                   2,339          2,977
         Other                                               767          1,249
                                                       ---------      ---------
           Total consumer and other                        3,908          5,248
      Commercial business                                  3,120          1,271
                                                       ---------      ---------
         Total loans originated                           20,076         78,305

   Purchases:
      Real estate:
         One-to-four-family                               14,676        211,065
         Multi-family and commercial real estate           1,650             --
         Construction                                         --         15,164
                                                       ---------      ---------
           Total real estate                              16,326        226,229

   Consumer and other:
      Automobile                                              --             --
      Home equity and second mortgage                         --             --
      Other                                                   --             --
                                                       ---------      ---------
         Total consumer and other                             --             --

   Commercial business                                     3,775             --
                                                       ---------      ---------
      Total loans purchased                               20,101        226,229

   Sales and repayments:
      Real estate:
         One-to-four-family                              (35,726)      (334,502)
         Multi-family and commercial real estate              (2)        (1,333)
         Construction                                     (8,202)       (25,033)
                                                       ---------      ---------
           Total real estate                             (43,930)      (360,868)

   Consumer and other:
      Automobile                                          (7,550)       (10,101)
      Home equity and second mortgage                     (6,306)        (6,250)
      Other                                               (1,323)        (1,994)
                                                       ---------      ---------
         Total consumer and other                        (15,179)       (18,345)

   Commercial business                                      (776)        (3,884)
                                                       ---------      ---------
      Total sales and repayments                         (59,885)      (383,097)
                                                       ---------      ---------
   Less:
      Loans in process                                        --            119
      Deferred loan fees                                      (8)            38
      Allowance                                               20           (180)
                                                       ---------      ---------
                                                              12            (23)
                                                       ---------      ---------

   Net loan activity                                     (19,696)       (78,586)
                                                       ---------      ---------

   Total loans at end of period                        $ 132,050      $ 151,746
                                                       =========      =========

      Loan Commitments. Security Federal issues commitments for loans conditioned upon the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are honored for up to 90 days from approval. At June 30, 2000, Security Federal fixed-rate loan commitments totaling $1.3 million, ranging in rates from 7.875% to 8.750%. Security Federal had no variable rate loan commitments outstanding at June 30, 2000.

      Loan Fees. In addition to interest earned on loans, Security Federal receives income from fees in connection with loan originations, loan modifications, and late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

      Security Federal charges loan origination fees for fixed-rate loans, which are calculated as a percentage of the amount borrowed. As required by applicable accounting principles, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. At June 30, 2000, Security Federal had $84,000 of net deferred loan fees. Security Federal recognized $50,000 and $38,000 of net deferred loan fees during the years ended June 30, 2000 and 1999, respectively, in connection with loan refinancings, payoffs, sales, and ongoing amortization of outstanding loans.

      Nonperforming Assets and Delinquencies. When a borrower fails to make a required loan payment, Security Federal attempts to cure the deficiency by contacting the borrower and seeking the payment. A late notice is mailed after 30 days of delinquency. In most cases, deficiencies are cured promptly. If a delinquency continues beyond the 30th day of the delinquency, a phone call to the borrower is usually made on the 45th day of delinquency. On or about the 60th day of delinquency, Security Federal sends a certified letter to the borrower giving the borrower 10 days in which to work out a payment schedule. While Security Federal generally prefers to work with borrowers to resolve problems, Security Federal will institute foreclosure or other proceedings after the 90th day of a delinquency, as necessary, to minimize any potential loss.

      Management informs the Board of Directors monthly of the amount of loans delinquent more than 60 days, all loans in foreclosure, and all foreclosed and repossessed property that Security Federal owns.

      Security Federal ceases accruing interest on mortgage loans when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Security Federal does not accrue interest on mortgage loans past due 90 days or more when the estimated value of collateral and collection efforts are deemed insufficient to ensure full recovery. The amount of interest foregone on nonaccrual loans was not material during fiscal 2000 or fiscal 1999.

      The following table presents information with respect to Security Federal's nonperforming assets at the dates indicated. For the years presented, Security Federal has had no impaired loans or troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates).

                                                                          At June 30,
                                                                       2000        1999
                                                                       ----        ----
    Nonaccruing loans:                                               (Dollars in thousands)
       Real estate:
          One-to-four-family                                          $1,084      $1,705
          Multi-family and commercial real estate                         --          --
          Construction                                                    --          42
                                                                      ------      ------
            Total real estate                                          1,084       1,747
       Consumer and other:
          Automobile                                                     221         213
          Home equity and second mortgage                                229         107
          Other                                                          246          40
                                                                      ------      ------
            Total consumer and other                                     696         360
       Commercial business                                                --          --
                                                                      ------      ------
          Total nonaccruing loans (1)                                  1,780       2,107
       Loans past due 90 days and accruing interest                       --          --
                                                                      ------      ------
          Total nonperforming loans                                    1,780       2,107
       Real estate owned                                                 347         295
                                                                      ------      ------
          Total nonperforming assets (2)                              $2,127      $2,402
                                                                      ======      ======

       Loan allowance as a percentage of total loans                    1.09%       0.98%
       Loan allowance as a percentage of non-performing loans          81.40%      69.72%
       Total nonperforming loans as a percentage of total loans         1.34%       1.41%
       Total nonperforming assets as a percentage of total assets       1.12%       1.25%

(1)   Total nonaccruing loans equals total nonperforming loans.
(2) Nonperforming assets consist of nonperforming loans, impaired loans, real estate owned and other repossessed assets.

      The following table sets forth the delinquencies in Security Federal's loan portfolio as of the dates indicated.

                                                  At June 30, 2000                                 At June 30, 1999
                                    ---------------------------------------------    --------------------------------------------
                                          60-89 Days            90 Days or More         60-89 Days             90 Days or More
                                    --------------------     --------------------    -------------------     --------------------
                                     Number    Principal      Number   Principal     Number    Principal     Number     Principal
                                      of      Balance of       of      Balance of      of     Balance of       of      Balance of
                                     Loans       Loans        Loans       Loans       Loans      Loans       Loans        Loans
                                     -----       -----        -----       -----       -----      -----       -----        -----
Real estate:
    One-to-four-family                   18      $1,447          16      $  933          10      $  635           23      $1,705
    Multi-family and
      commercial
      real estate                        --          --          --          --          --          --           --          --
    Construction                         --          --          --          --          --          --            1          42

Consumer and other:
    Automobile                           23         260          18         206           8          91           18         213
    Home equity
      and second
      mortgage                            3         102           7         229           4         106            5         107
    Other                                --          --          32         246           7          14           13          40
Commercial business                      --          --          --          --           2         523           --          --
                                    -------      ------      ------      ------      ------      ------       ------      ------

    Total                                44      $1,809          73      $1,614          31      $1,369           60      $2,107
                                    =======      ======      ======      ======      ======      ======       ======      ======

Delinquent loans to total loans                                                                    0.91%                    1.41%

      Real Estate Owned. Real estate acquired by Security Federal as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure, establishing a new cost basis. If the fair value declines, Security Federal records a valuation allowance through expense. Costs after acquisition are expensed. At June 30, 2000, Security Federal had $347,000 of real estate owned, consisting of $60,000 of vacant land and the remainder in residential property.

      Asset Classification. The Office of Thrift Supervision has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, Office of Thrift Supervision examiners have authority to identify problem assets during examinations and, if appropriate, require them to be classified.

      There are three classifications for problem assets: substandard, doubtful, and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful can be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention." Security Federal monitors "special mention" assets.

      The aggregate amounts of Security Federal's classified and special mention assets at the dates indicated were as follows:

                                                              At June 30,
                                                        2000               1999
                                                        ----               ----
                                                             (In thousands)
Classified assets:
   Loss                                                $   --             $  210
   Doubtful                                                --                 --
   Substandard                                          1,891              2,899
   Special mention                                        825                669

      At June 30, 2000, assets designated substandard consisted of real estate owned of $347,000 and residential mortgage loans totaling $1.5 million and assets designated as special mention consisted of $825,000 in residential mortgage loans.

      Allowance for Loan Losses. In originating loans, Security Federal recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions, and in the case of a secured loan, the quality of the security for the loan. The allowance method is used in providing for loan losses. Accordingly, all loan losses are charged to the allowance and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses charged to operations. The provision for loan losses is based on management's evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions.

      At June 30, 2000, Security Federal had an allowance for loan losses of $1.4 million. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while Security Federal believes that it has established its existing allowance for loan losses as required by generally accepted accounting principles, there can be no assurance that regulators, in reviewing Security Federal's loan portfolio, will not request Security Federal to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect Security Federal's financial condition and results of operations.

      The following table presents an analysis of Security Federal's allowance for loan losses.

                                                            Year Ended June 30,
                                                            2000         1999
                                                            ----         ----
                                                          (Dollars in thousands)

Allowance for loan losses, beginning of period            $ 1,469      $ 1,289
Charge-offs:
    Real estate:
        One-to-four-family                                   (119)         (69)
        Multi-family and commercial real estate                --           --
        Construction                                           --         (230)
    Consumer and other:
        Automobile                                                        (183)
        Home equity and second mortgage                                     --
        Other                                                (172)        (104)
    Commercial business                                                     --
                                                          -------      -------
        Total charge-offs                                    (291)        (586)
                                                          -------      -------
Recoveries:
    Real estate:
        One-to-four-family                                      9            1
        Multi-family and commercial real estate                --           --
        Construction                                           --
    Consumer and other:
        Automobile                                                           7
        Home equity and second mortgage                                     --
        Other                                                  37            8
                                                          -------           --
    Commercial business                                        --           --
                                                          -------      -------
        Total recoveries                                       46           16
                                                          -------      -------
Net charge-offs                                              (245)        (570)
Provision for loans losses                                    225          750
                                                          -------      -------

Allowance for loan losses, end of period                  $ 1,449      $ 1,469
                                                          =======      =======

Net charge-offs to average interest-earning loans            0.17%        0.29%
Allowance for loan losses to total loans                     1.09         0.98
Allowance for loan losses to nonperforming loans            81.40        69.72
Net charge-offs to beginning allowance for loan losses      16.67        44.22

The following table presents the approximate allocation of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

                                                                            At June 30,
                                         --------------------------------------------------------------------------------
                                                          2000                                       1999
                                         ---------------------------------------     ------------------------------------
                                                                     Percent of                               Percent of
                                                                     Gross Loans                              Gross Loans
                                                       Percent of      in Each                 Percent of       in Each
                                                        Allowance     Category                  Allowance       Category
                                                        to Total       to Total                  to Total       to Total
                                         Amount         Allowance    Gross Loans     Amount     Allowance     Gross Loans
                                         ------         ---------    -----------     ------     ---------     -----------
Real estate loans:
   One-to-four-family (1)                $  662           45.69%        57.08%       $  668        45.47%        57.44%
   Multi-family and commercial
     real estate                            138            9.52         13.54           342        23.28         10.96
   Construction                              10            0.69          0.58             7         0.48          4.28
Consumer loans and other:
   Automobile                               192           13.25          7.04           243        16.54         10.66
   Home equity and second mortgage           48            3.31         12.03            50         3.40         11.66
   Other                                    192           13.25          0.84             9         0.62          1.08
Commercial business loans                   143            9.87          8.89            51         3.47          3.92
Unallocated                                  64            4.42            --            99         6.74            --
                                         ------          ------        ------        ------       ------        ------

   Total allowance for loan losses       $1,449          100.00%       100.00%       $1,469       100.00%       100.00%
                                         ======          ======        ======        ======       ======        ======

(1)   Excludes loans held for sale.

Securities Activities

      Security Federal is permitted under federal law to invest in various types of liquid assets, including U.S. Government obligations, securities of various federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank of Indianapolis, certificates of deposit of federally insured institutions, certain bankers' acceptances, and federal funds. Within certain regulatory limits, Security Federal may also invest a portion of its assets in commercial paper and corporate debt securities. Savings institutions like Security Federal are also required to maintain an investment in Federal Home Loan Bank of Indianapolis stock. Security Federal is required under federal regulations to maintain a minimum amount of liquid assets.

      Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that securities be categorized as "held to maturity," "trading securities," or "available for sale," based on management's intent as to the ultimate disposition of each security. Statement of Financial Accounting Standards No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." These securities are reported at fair value, and unrealized gains and losses on the securities would be included in earnings. Security Federal does not currently use or maintain a trading account. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity. At June 30, 2000, all of Security Federal's mortgage-backed securities and investment securities were classified as "available for sale."

      All of Security Federal's securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value. They also carry prepayment risk insofar as they may be called before maturity in times of low market interest rates, so that Security Federal may have to invest the funds at a lower interest rate. Security Federal's investment policy permits engaging in hedging activities directly related to its mortgage banking activities. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, Security Federal's liquidity position, and anticipated cash needs and sources. The effect that the proposed investment would have on Security Federal's credit and interest rate risk and risk-based capital is also considered. Security Federal purchases securities to provide necessary liquidity for day-to-day operations. Security Federal also purchases securities when investable funds exceed loan demand.

      The following table presents the amortized cost and fair value of Security Federal 's securities, by accounting classification and by type of security, at the dates indicated.

                                                                     2000                          1999
                                                          ------------------------       ------------------------
                                                          Amortized        Fair          Amortized         Cost
                                                            Cost           Value            Cost           Value
                                                            ----           -----            ----           -----
Securities available for sale:
   Obligations of U.S. Treasury and U.S. government
     securities                                           $ 23,776        $ 23,531        $ 13,963       $ 13,893

Mortgage-backed securities available for sale:
   Fannie Mae                                                2,543           2,518           1,441          1,448
   Freddie Mac                                               1,068           1,048           2,529          2,532
                                                          --------        --------        --------       --------
      Total                                                  3,611           3,566           3,970          3,980
                                                                          --------                       --------

Net unrealized losses on securities
  available for sale                                          (290)                            (60)
                                                          --------                        --------

   Total securities available for sale                    $ 27,097        $ 27,097        $ 17,873       $ 17,873
                                                          ========        ========        ========       ========

      All of Security Federal's mortgage-backed securities are issued or guaranteed by agencies of the U.S. Government. Accordingly, they carry lower credit risk than mortgage-backed securities of a private issuer. However, mortgage-backed securities still carry market risk, the risk that increases in market interest rates may cause a decrease in market value, and prepayment risk, the risk that the securities will be repaid before maturity and that Security Federal will have to reinvest the funds at a lower interest rate.

      At June 30, 2000, Security Federal did not own any securities other than U.S. Government and agency securities, which had an aggregate book value in excess of 10% of Security Federal's retained earnings at that date.

      The following presents the activity in the mortgage-backed securities and securities portfolios for the periods indicated.

                                                                 Year Ended June 30,
                                                                 2000          1999
                                                                 ----          ----
                                                                   (In thousands)
Mortgage-backed securities (1):
   Mortgage-backed securities, beginning of period             $  3,980     $  6,794
   Purchases                                                        959           --
   Sales                                                             --           --
   Repayments and prepayments                                    (1,318)      (2,792)
   Increase (decrease) in net premium                                --           --
   Increase (decrease) in unrealized gain                           (55)         (22)
                                                               --------     --------
      Net increase (decrease) in mortgage-backed securities        (414)      (2,814)
                                                               --------     --------

Mortgage-backed securities, end of period                      $  3,566     $  3,980
                                                               ========     ========

Securities (2):
   Securities, beginning of period                             $ 13,893     $ 17,055
   Purchases                                                     20,624       30,059
   Sales                                                             --           --
   Maturities and calls                                         (11,092)     (33,380)
   Increase (decrease) in net premium                               281          217
   Increase (decrease) in unrealized gain                          (175)         (58)
                                                               --------     --------
      Net increase (decrease) in securities                       9,638       (3,162)
                                                               --------     --------

Securities, end of period                                      $ 23,531     $ 13,893
                                                               ========     ========

(1)   All mortgage-backed securities are classified as available for sale.
(2)   All securities are classified as available for sale.

      The following table presents certain information regarding the carrying value (which equals fair value), weighted average yields, and maturities or periods to repricing of Security Federal's debt securities at June 30, 2000, all of which are available for sale.

                                 Less Than           One to            After Five to             After
                                  One Year         Five Years            Ten Years             Ten Years              Totals
                            -----------------   -----------------   -------------------   -------------------   -----------------
                            Carrying  Average   Carrying  Average   Carrying    Average   Carrying    Average   Carrying  Average
                              Value    Yield     Value    Yield      Value       Yield      Value      Yield      Value    Yield
                              -----    -----     -----    -----      -----       -----      -----      -----      -----    -----
2000                                                                (Dollars in thousands)
Securities available
  for sale:
   Investment securities
      Obligations of the
      U.S. Treasury and
        U.S. government
        agencies             $ 6,811    6.00%    $10,829    6.33%    $ 2,944       8.00%    $ 2,947     8.35%    $23,531    6.84%
Mortgage-backed
  securities                      --      --          11    7.01         455       8.01       3,100     6.23       3,566    6.46
                             -------             -------             -------                -------              -------

   Total                     $ 6,811    6.00%    $10,840    6.33%    $ 3,399       8.00%    $ 6,047     7.26%    $27,097    6.79%
                             =======    ====     =======    ====     =======       ====     =======     ====     =======    ====

1999
Securities available
  for sale:
   Investment securities
      Obligations of the
        U.S. Treasury and
        U.S. government
        agencies             $ 8,982    4.85%    $ 4,911    5.74%    $    --         --%    $    --       --%    $13,893    5.18%
Mortgage-backed
  securities                      --      --          26    7.04       1,757       7.00       2,197     6.00       3,980    6.44
                             -------             -------             -------                -------              -------

   Totals                    $ 8,982    4.85%    $ 4,937    5.74%    $ 1,757       7.00%    $ 2,197     6.00%    $17,873    5.46%
                             =======    ====     =======    ====     =======       ====     =======     ====     =======    ====

Deposit Activities and Other Sources of Funds

      General. Deposits are the major external source of funds for Security Federal's lending and other investment activities. In addition, Security Federal also generates funds internally from loan principal repayments and prepayments and maturing investment securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Security Federal may use borrowings from the Federal Home Loan Bank of Indianapolis to compensate for reductions in the availability of funds from other sources. Presently, Security Federal has no other borrowing arrangements aside from Federal Home Loan Bank of Indianapolis advances.

      Deposit Accounts. A majority of Security Federal's depositors reside in Indiana and Illinois. Security Federal's deposit products include savings accounts, checking and NOW accounts, certificates of deposit, individual retirement accounts, and money market accounts. Deposit account terms vary with the principal differences being the minimum balance deposit, early withdrawal penalties, and the interest rate. Security Federal reviews its deposit mix and pricing weekly. Security Federal does not utilize brokered deposits and currently does not and does not intend to solicit jumbo certificates of deposit at rates above those available generally in the market.

      Security Federal believes that it is competitive in the interest rates it offers on its deposit products. Security Federal determines the rates paid based on a number of factors, including rates paid by competitors, Security Federal's need for funds and cost of funds, borrowing costs, and movements of market interest rates. Historically, Security Federal has relied predominately on certificates of deposit with terms of more than one year.

      In the unlikely event Security Federal is liquidated, depositors will be entitled to full payment of their deposit accounts before any payment is made to Security Financial as the sole stockholder of Security Federal.

      The following table indicates the amount of Security Federal's jumbo certificates of deposit by time remaining until maturity as of June 30, 2000. Jumbo certificates of deposits have principal balances of $100,000 or more.

                                               2000                1999
                                        ------------------  --------------------
                                                  Weighted             Weighted
          Maturity                                 Average              Average
           Period                        Amount     Rate     Amount      Rate
                                         ------     ----     ------      ----

    Three months or less                $ 4,904     5.37%   $ 7,679      4.71%
    Over three through six months         2,817     5.61      2,852      4.72
    Over six through twelve months        3,450     6.02      3,195      4.75
    Over twelve months                      992     6.09        201      5.00
                                        -------             -------

       Total                            $12,163     5.67%   $13,927      4.72%
                                        =======     ====    =======      ====

      The following table presents information concerning average balances and rates paid on Security Federal's deposit accounts at the dates indicated.

                                                            For the Year Ended June 30,
                                     ----------------------------------------------------------------------
                                                   2000                                  1999
                                     ---------------------------------   ----------------------------------
                                                  Percent                              Percent
                                                 of Total      Average                 of Total     Average
                                     Average      Average       Rate     Average       Average        Rate
                                     Balance     Deposits       Paid     Balance       Deposits       Paid
                                     -------     --------       ----     -------       --------       ----
Savings accounts                    $ 45,480       28.17%        2.40%   $ 46,412        22.54%        2.47%
Money market accounts                  6,377        3.95         2.62       6,232         3.03         2.65
NOW accounts                           7,963        4.93         1.42      16,353         7.94         0.68
Certificates of deposit               95,501       59.14         4.99     124,857        60.63         5.15
Non-interest-bearing deposits:
   Demand deposits                     6,156        3.81           --      12,065         5.86           --
                                    --------      ------                 --------       ------

      Total average deposits        $161,477      100.00%                $205,919       100.00%
                                    ========      ======                 ========       ======

      Deposit Flow. The following table presents the balances, with interest credited, and changes in dollar amounts of deposits in the various types of accounts offered by Security Federal between the dates indicated.

                                                                        Year Ended June 30,
                                              --------------------------------------------------------------
                                                             2000                               1999
                                              -------------------------------------     ----------------------
                                                           Percent        Increase                     Percent
                                                Amount     of Total      (Decrease)      Amount       of Total
                                                ------     --------      ----------      ------       --------
Savings accounts                              $ 41,914       27.65%      $ (3,442)      $ 45,356       27.34%
Money market deposits                            7,573        5.00          1,483          6,090        3.67
NOW accounts                                     6,296        4.15         (3,395)         9,691        5.84
Fixed-rate certificates maturing:
   Within 1 year                                70,150       46.28         (9,866)        80,016       48.23
   After 1 year, but within 2 years             13,891        9.16          2,035         11,856        7.15
   After 2 years, but within 5 years             6,616        4.36            381          6,235        3.76
   After 5 years                                   624         .41           (837)         1,461        0.88
                                              --------      ------       --------       --------      ------
      Total certificates                        91,281       60.21         (8,287)        99,568       60.02
Non-interest-bearing deposits:
   Demand deposits                               4,525        2.99           (664)         5,189        3.13
                                              --------      ------       --------       --------      ------

   Total                                      $151,589      100.00%      $(14,305)      $165,894      100.00%
                                              ========      ======       ========       ========      ======

      Time Deposits by Rates and Maturities. The following table presents the amount of time deposits in Security Federal categorized by rates and maturities at the dates indicated.

                                    Period to Maturity from June 30, 2000
                   ------------------------------------------------------------------------        At
                   Less than       1-2          2-3          3-4        After                   June 30,
                   One Year       Years        Years        Years      4 Years       Total        1999
                   --------       -----        -----        -----      -------       -----        ----
0.00 - 4.00%        $    44      $     9     $      2     $     --     $     8      $    63      $    90
4.01 - 5.00%         10,749        1,778          967        1,001          26       14,521       66,388
5.01 - 6.00%         47,541        4,877        1,932          299         237       54,886       24,539
6.01 - 7.00%         11,787        7,169        2,320           45         353       21,674        8,125
Over 7.00%               29           58           50           --          --          137          426
                    -------      -------     --------     --------     -------      -------      -------

   Total            $70,150      $13,891     $  5,271     $  1,345     $   624      $91,281      $99,568
                    =======      =======     ========     ========     =======      =======      =======

      Deposit Activity. The following table presents the deposit activity of Security Federal for the periods indicated.

                                                                Year Ended June 30,
                                                               2000           1999
                                                               ----           ----
                                                                  (In thousands)

    Beginning balance                                       $ 165,894      $ 234,376
    Net deposits (withdrawals) before interest credited       (19,634)       (75,318)
    Interest credited                                           5,329          6,836
                                                            ---------      ---------
    Net increase (decrease) in deposits                       (14,305)       (68,482)
                                                            ---------      ---------

       Ending balance                                       $ 151,589      $ 165,894
                                                            =========      =========

      Borrowings. Security Federal has the ability to use advances from the Federal Home Loan Bank of Indianapolis to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Indianapolis functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the Federal Home Loan Bank of Indianapolis, Security Federal is required to own capital stock in the Federal Home Loan Bank of Indianapolis and is authorized to apply for advances on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of or guaranteed by the U.S. Government or its agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At June 30, 2000, Security Federal had the ability to borrow a total of approximately $68.2 million from the Federal Home Loan Bank of Indianapolis. At that date, Security Federal had no advances outstanding.

      The following tables presents certain information regarding Security Federal's use of Federal Home Loan Bank of Indianapolis advances during the periods and at the dates indicated.

                                                                 Year Ended June 30,
                                                                  2000        1999
                                                                  ----        ----
                                                                (Dollars in thousands)
    Maximum amount of advances outstanding at any month end     $ 5,000      $32,466
    Approximate average advances outstanding                      1,320       25,749
    Approximate weighted average rate paid on advances             6.62%        6.11%

                                                                     At June 30,
                                                                  2000        1999
                                                                  ----        ----
                                                                (Dollars in thousands)
    Balance outstanding at end of period                        $    --      $ 5,000
    Weighted average rate paid on advances                          N/A         5.54%

Trust Services

      In 1997, Security Federal established a Trust Services department within Security Federal, which provides trust and investment services to individuals, partnerships, corporations, and institutions. Security Federal believes that the trust department allows it to provide investment opportunities and fiduciary services to both current and prospective customers. Consistent with Security Federal's operating strategy, Security Federal will continue to emphasize the growth of its trust service operations to grow assets and increase fee-based income. Security Federal has implemented several policies governing the practices and procedures of the trust department, including policies relating to maintaining confidentiality of trust records, investment of trust property, handling conflicts of interest, and maintaining impartiality. At June 30, 2000, the trust department managed 273 accounts with aggregate assets of $11.6 million. The trust department is monitored by the Board of Directors' Trust Committee.

Personnel

      As of June 30, 2000, Security Federal had 74 full-time employees and 16 part-time employees, none of whom is represented by a collective bargaining unit. Security Federal believes that its relationship with its employees is good.

Subsidiary Activities

      Security Financial's sole subsidiary is Security Federal. The following are descriptions of Security Federal's wholly owned subsidiaries.

      The Boulevard, Inc. The Boulevard, Inc. (Boulevard) was originally formed in 1970 but later became inactive until 1999. It currently operates as a wholly owned service corporation of Security Federal. Boulevard is a certified insurance agent and currently acts as a sub-agent for other insurance agencies, offering insurance products including property and casualty and life and health insurance. Boulevard also intends to offer financial services in the near future.

      Other Subsidiaries. Security Federal has two other wholly owned subsidiaries: Strategic Financial Corp. and Family Home Service Corp. Strategic Financial Corp. and Family Home Service Corp. have both been inactive since 1997.

                           REGULATION AND SUPERVISION

General

      As a savings and loan holding company, Security Financial is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision. Security Federal is subject to extensive regulation, examination, and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer. Security Federal is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund managed by the Federal Deposit Insurance Corporation. Security Federal must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test Security Federal's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation, or the Congress, could have a material adverse impact on Security Financial, Security Federal, and their operations. Certain of the regulatory requirements applicable to Security Federal and to Security Financial are referred to below or elsewhere in this report. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this report does not purport to be a complete description of such statutes and regulations and their effects on Security Federal and Security Financial.

Holding Company Regulation

      Security Financial is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as Security Financial was not generally restricted as to the types of business activities in which it may engage, provided that Security Federal continued to be a qualified thrift lender. See "Federal Savings Institution Regulation - QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Security Financial will not qualify for the grandfather and will be limited to such activities. Upon any non-supervisory acquisition by Security Financial of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the Office of Thrift Supervision, Security Financial would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation.

      A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of Security Financial and the institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community, and competitive factors.

      The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and
(ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

      Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. Security Federal must notify the Office of Thrift Supervision 30 days before declaring any dividend to Security Financial. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision, and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Savings Institution Regulation

      Business Activities. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal association (e.g., commercial, non-residential real property loans and consumer loans) are limited to a specified percentage of the institution's capital or assets.

      Capital Requirements. The Office of Thrift Supervision capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system), and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage, and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

      The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier
1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

      The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At June 30, 2000, Security Federal met each of its capital requirements.

      The following table presents Security Federal's capital position at June 30, 2000.

                                                                                     Capital
                                                                     Excess      -----------------
                                             Actual     Required  (Deficiency)   Actual   Required
                                             Capital     Capital     Amount      Percent   Percent
                                             -------     -------     ------      -------   -------
                                                             (Dollars in thousands)
Tier I Capital (to risk-weighted assets)     $26,506     $ 4,687     $21,819       22.6%     4.0%

Core Capital (to adjusted assets)             26,506       7,321      19,185       14.5      4.0

Total Capital (to risk-weighted assets)       27,606       9,373      18,233       23.6      8.0

      Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3%, or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized," and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions, and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

      Insurance of Deposit Accounts. Security Federal is a member of the Savings Association Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for Savings Association Insurance Fund member institutions are determined semiannually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

      In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (FICO) to recapitalize the predecessor to the Savings Association Insurance Fund. During 1999, FICO payments for Savings Association Insurance Fund members approximated 6.1 basis points, while Bank Insurance Fund members paid 1.2 basis points. By law, there is equal sharing of FICO payments between Savings Association Insurance Fund and Bank Insurance Fund members beginning on January 1, 2000.

      Security Federal was not required to pay any premiums for fiscal 2000. Payments toward the FICO bonds amounted to $18,000. The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Security Federal. Management cannot predict what insurance assessment rates will be in the future.

      Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices; is in an unsafe or unsound condition to continue operations; or has violated any applicable law, regulation, rule, order, or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of Security Federal does not know of any practice, condition, or violation that might lead to termination of deposit insurance.

      Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At June 30, 2000, Security Federal's limit on loans to one borrower was $4.1 million and Security Federal's largest aggregate outstanding balance of loans to one borrower was $2.5.

      QTL Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12-month period.

      A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 2000, Security Federal maintained 88.1% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans, and small business loans may be considered "qualified thrift investments."

      Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares, and payments to shareholders of another institution in a cash-out merger. Under the current regulation, an application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under Office of Thrift Supervision regulations (i.e., generally, examination ratings in the two top categories); the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years; the institution would be undercapitalized following the distribution, or the distribution would otherwise be contrary to a statute, regulation, or agreement with Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like Security Federal, it is a subsidiary of a holding company. In the event Security Federal's capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of more than normal supervision, Security Federal's ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

      Liquidity. Security Federal is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the Office of Thrift Supervision to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. Security Federal's liquidity ratio for June 30, 2000 was 24.3%, which exceeded the applicable requirements. Security Federal has never been subject to monetary penalties for failure to meet its liquidity requirements.

      Assessments. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in Security Federal's latest quarterly thrift financial report. The assessments paid by Security Federal for the fiscal year ended June 30, 2000 totaled $52,000.

      Transactions with Related Parties. Security Federal's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including Security Financial Bancorp and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate which is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

      Security Federal's authority to extend credit to executive officers, directors, and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans Security Federal may make to insiders based, in part, on Security Federal's capital position and requires certain board approval procedures to be followed.

      Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers, and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

      Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.

Federal Home Loan Bank System

      Security Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Security Federal, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Security Federal was in compliance with this requirement with an investment in Federal Home Loan Bank stock at June 30, 2000 of $5.3 million.

      The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced or interest on future Federal Home Loan Bank advances increased, Security Federal's net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks' funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks, and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

Federal Reserve System

      The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board), the reserve requirement is 3%; and for accounts aggregating greater than $44.3 million, the reserve requirement is $1.329 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. At June 30, 2000, Security Federal complied with the foregoing requirements.

                           FEDERAL AND STATE TAXATION

Federal Taxation

      General. Security Financial and Security Federal report their income on a fiscal year ending June 30, consolidated basis using the accrual method of accounting. The federal income tax laws apply to Security Financial and Security Federal in the same manner as to other corporations with some exceptions, including particularly Security Federal's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Security Federal or Security Financial. Security Federal's federal tax returns have been either audited or closed under the statute of limitations through tax year ended June 30, 1996.

      Bad Debt Reserves. For fiscal years beginning before December 31, 1995, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986, as amended, were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method.

      Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Thrift institutions eligible to be treated as "small banks," those with assets of $500 million or less, are allowed to use the experience method that applies to "small banks," while thrift institutions that are treated as large banks, those with assets exceeding $500 million, are required to use only the specific charge-off method. As a result, the percentage of taxable income method of accounting for bad debts is no longer available for any financial institution.

      A thrift institution required to change its method of computing reserves for bad debts will treat the change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the Internal Revenue Service. Any adjustment required to be taken into income with respect to a change in accounting method generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to a 2-year suspension if the "residential loan requirement" is satisfied. Under the residential loan requirement provision, the recapture required by the new legislation will be suspended for each of two successive taxable years, beginning with Security Federal's 1996 taxable year, in which Security Federal originates a minimum of certain residential loans based upon the average of the principal amounts of these loans that Security Federal makes during its six taxable years preceding its current taxable year.

      Security Federal is required to recapture or take into income over a six year period the excess of the balance of its tax bad debt reserves as of June 30, 1996 over the balance of the reserves as of June 30, 1988. As a result, Security Federal will incur an additional tax liability of approximately $224,000, beginning in 1998 over a six-year period.

      Distributions. If Security Federal makes "non-dividend distributions" to Security Financial, they will be considered to have been made from Security Federal's unrecaptured tax bad debt reserves, including the balance of its reserves as of June 30, 1988, to the extent of the "nondividend distributions" and then from Security Federal's supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed but not more than the amount of those reserves will be included in Security Federal's income. Non-dividend distributions include distributions in excess of Security Federal's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of Security Federal's current or accumulated earnings and profits will not be so included in Security Federal's income.

      The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if Security Federal makes a non-dividend distribution to Security Financial, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. Security Federal does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

      Savings Association Insurance Fund Recapitalization Assessment. Federal legislation enacted in 1996 levied a 65.7 cent fee on every $100 of thrift deposits held on March 31, 1995. For financial statement purposes, this assessment was reported as an expense for the quarter ended September 30, 1996. The law includes a provision which states that the amount of any special assessment paid to capitalize the Savings Association Insurance Fund under this legislation is deductible in the year of payment.

State Taxation

      Indiana imposes an 8.5% franchise tax based on a financial institution's adjusted gross income as defined by statute. In computing adjusted gross income, deductions for municipal interest, the bad debt deduction computed using the reserve method, and pre-1990 net operating losses are disallowed. Security Federal's state franchise tax returns have not been audited for the past five tax years.

Utilization of Operating Loss Carryforwards

      Security Federal has generated operating losses, a portion of which were used to offset and recoup tax liabilities from prior periods as allowed by the Internal Revenue Code. The amount of operating losses that were not used are being carried forward and will be used to offset future tax liabilities until these deductions are exhausted. Security Federal has operating loss carryforwards for Indiana income tax purposes totalling $417,000. These carryforwards expire in 2013, and management anticipates that these carryforwards will be fully utilized during fiscal 2001.

             ADDITIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information regarding the executive officers of Security Financial Bancorp and Security Federal.

Name                     Age (1)    Position Held
John P. Hyland             49       Director, President, and Chief Executive Officer of Security Financial
                                    and Security Federal
James H. Foglesong         54       Executive Vice President and Chief Financial Officer of Security
                                       Financial and Security Federal
Joann Duhon                43       Executive Vice President, Retail Banking, of Security Federal
John F. Nicholas           36       Executive Vice President, Mortgage Banking, of Security Federal
Kevin Dunn                 46       Executive Vice President, Audit/CRA/Compliance, of Security Federal
Joann Halterman            46       Vice President, Human Resources/Marketing, of Security Federal
Kent R. Huntoon            36       Vice President, The Boulevard, Inc., of Security Federal
Thomas W. Baranko          31       Assistant Vice President and Trust Officer of Security Federal

(1)   As of June 30, 2000.

      The executive officers of Security Financial and Security Federal are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced.

Biographical Information

      Below is certain information regarding the directors and executive officers of Security Federal. Unless otherwise stated, each director and executive officer has held his or her current occupation for the last five years.

      John P. Hyland has served as President and Chief Executive Officer of Security Financial and Security Federal since September 1999 and October 1998, respectively. Prior to joining Security Federal, Mr. Hyland served as Director, President, and Chief Executive Officer of Southwest Financial Bank and Trust, Orland Park, Illinois, and as Director and Vice President for Southwest Financial Corporation, the holding company for Southwest Financial Bank and Trust.

      James H. Foglesong has served as Executive Vice President and Chief Financial Officer of Security Financial and Security Federal since September 1999 and November 1995, respectively. Prior to joining Security Federal, Mr. Foglesong served as Executive Vice President and Chief Financial Officer of First of America Bank Northwest Indiana, LaPorte, Indiana.

      Joann Duhon joined Security Federal in 1996 as Assistant Vice President, Regional Branch Manager. In July, 1997, Ms. Duhon was appointed Executive Vice President, Retail Banking. Prior to joining Security Federal, Ms. Duhon was a Branch Manager for Peoples Bank, East Chicago.

      John F. Nicholas joined Security Federal in May 1996 as a Staff Appraiser and, in November 1996, was appointed to Assistant Vice President and CRA Officer. In 1997, Mr. Nicholas was appointed Manager, Residential Construction Lending. In 1998, Mr. Nicholas was appointed Executive Vice President, Mortgage Banking. Prior to joining Security Federal, Mr. Nicholas was a real estate appraiser with Richard Adomatis & Associates.

      Kevin Dunn joined Security Federal in 1996 as an Assistant Vice President. In May 1998, Mr. Dunn was appointed Interim President and Chief Executive Officer, a position in which he served until October 1998. Since October 1998, Mr. Dunn has served as Executive Vice President, Audit/CRA/Compliance. Prior to joining Security Federal, Mr. Dunn was a Certified Thrift Examiner with the Office of Thrift Supervision, Central Region.

      Joann Halterman joined Security Federal in 1976 as a Teller. In 1998, Ms. Halterman was appointed as Assistant Vice President, Human Resources and, in February 1999, was appointed Vice President, Human Resources/Marketing.

      Kent R. Huntoon joined Security Federal in 1996 as Retail Sales Manager, Trust Officer and Insurance Manager and Vice President and General Manager of The Boulevard, Inc., a wholly owned subsidiary of Security Federal. Prior to joining Security Federal, Mr. Huntoon served as a registered representative of Prudential Insurance Co. of America.

      Thomas W. Baranko has served as Assistant Vice President, Trust and Trust Officer of Security Federal since April 1997. Prior to joining Security Federal, Mr. Baranko served as Trust Officer of Sand Ridge Bank, Highland, Indiana.

ITEM 2. DESCRIPTION OF PROPERTIES

      Properties

      The following table sets forth Security Federal's offices, as well as certain additional information relating to these offices, as of June 30, 2000.

                                                  Original       Date of       Net Book
                                     Lease or    Date Leased      Lease        Value of
Location                              Owned       or Owned     Expiration    Property (1)
                                      -----       --------     ----------    ------------
Main Office:

9321 Wicker Avenue
St. John, Indiana 46373               Owned         1988          N/A        $ 4,014,747

Branch Offices:

2930 Ridge Road
Highland, Indiana 46322              Leased         1997         2019            280,634

2090 E. Commercial Avenue
Lowell, Indiana 46356                Leased         1997         2012            186,136

7007 Calumet Avenue
Hammond, Indiana 46324                Owned         1992          N/A            196,697

4518 Indianapolis Avenue
East Chicago, Indiana 46312          Leased         1992         2002             97,011

552A Indian Boundary Road
Chesterton, Indiana 46304            Leased         1997         2007             64,070

(1) Represents the net book value of land, buildings, furniture, fixtures, and equipment owned by Security Federal.

      Security Federal also owns properties in Winfield Township and Highland, which are located in Lake County, Indiana. The net book value of these properties as of June 30, 2000 was $325,095 and $162,762, respectively.

ITEM 3. LEGAL PROCEEDINGS

      Security Financial is not a party to any pending legal proceedings. Periodically, there have been various claims and lawsuits involving Security Federal, such as claims to enforce liens, condemnation proceedings on properties in which Security Federal holds security interests, claims involving the making and servicing of real property loans, and other issues incident to Security Federal's business. Security Federal is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of Security Federal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The information under the sections titled "Stock Listing" and "Price Range of Common Stock" on page 41 in Security Financial's 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The information under the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 13 in Security Financial's 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

      The information under the section titled "Consolidated Financial Statements" on pages 14 through 33 in Security Financial's 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The information under the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" on page 9 in Security Financial's Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

      The information under the section titled "Executive Compensation" on page 8 in Security Financial's Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information under the section titled "Stock Ownership" on page 3 in Security Financial's Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information under the section titled "Transactions with Management" on page 10 in Security Financial's Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   (1)   The following are filed as a part of this report by means of incorporation by reference to Security Financial's 2000 Annual
                  Report to Stockholders:

                        o     Report of Independent Auditors

                        o Consolidated Statements of Financial Condition as of June 30, 2000 and 1999

                        o Consolidated Statements of Operations for the Years Ended June 30, 2000 and 1999

                        o Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2000 and 1999

                        o Consolidated Statements of Cash Flows for the Years Ended June 30, 2000 and 1999

                        o     Notes to Consolidated Financial Statements

            (2) All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

            (3)   Exhibits

                        3.1 Certificate of Incorporation of Security Financial Bancorp, Inc.(1)
                        3.2   Bylaws of Security Financial Bancorp, Inc. (1)
                        4.0 Form of Stock Certificate of Security Financial Bancorp, Inc. (1)
                        10.1  ESOP Loan Documents (2)
                        10.2 Employment Agreement between Security Federal Bank & Trust and John P. Hyland (2)
                        10.3 Employment Agreement between Security Financial Bancorp, Inc. and John P. Hyland (2)
                        10.4 Security Federal Bank & Trust Employee Severance Compensation Plan (2)
                        10.5 Security Financial Bancorp, Inc. Supplemental Executive Retirement Plan
                        13.0 Security Financial Bancorp, Inc. 1999 Annual Report to Stockholders
                        21.0 Subsidiary information is incorporated herein by reference to Part I, Item 1, "Business--Subsidiary Activities"
                        27.0  Financial Data Schedule

                        --------------------
                        (1) Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, initially filed on September 20, 1999, Registration No. 333-87397.
                        (2) Incorporated herein by reference from the exhibits to the Form 10-QSB for the quarter ended March 31, 2000, filed May 12, 2000.

      (b)   Reports on Form 8-K

      On July 7, 2000, Security Financial filed a Current Report on Form 8-K reporting that Security Financial had issued a press release announcing the date, October 19, 2000, of its annual meeting of stockholders.

CONFORMED

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SECURITY FINANCIAL BANCORP, INC.


Date: September 29, 2000             By:  /s/ John P. Hyland
                                          -------------------------------------
                                          John P. Hyland
                                          President and Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Name                      Title                                     Date
     ----                      -----                                     ----

/s/ John P. Hyland             President, Chief Executive            September 29, 2000
-------------------------      Officer, and Director
John P. Hyland                 (principal executive officer)


/s/ James H. Foglesong         Executive Vice President and          September 29, 2000
-------------------------      Chief Financial Officer (principal
James H. Foglesong             financial and accounting officer)


                               Chairman of the Board
-------------------------
Mary Beth Bonaventura


/s/ Lawrence R. Parducci       Vice Chairman of the Board            September 29, 2000
-------------------------      and Corporate Secretary
Lawrence R. Parducci


/s/ Howard O. Cyrus, Sr.       Director                              September 29, 2000
-------------------------
Howard O. Cyrus, Sr.


                               Director
-------------------------
Dr. Peter Ferrini


/s/ Tula Kavadias              Director                              September 29, 2000
-------------------------
Tula Kavadias


/s/ Robert L. Lauer            Director                              September 29, 2000
-------------------------
Robert L. Lauer

                                     Director
-------------------------
Philip T. Rueth

/s/ Robert A. Vellutini              Director                 September 29, 2000
-------------------------
Robert A. Vellutini

                                     Director
-------------------------
Richard J. Lashley

                                     Director
-------------------------
John Wm. Palmer