Form 10QSB
period 2000-09-30
SECURITY FINANCIAL BANCORP INC
filed 2000-11-14
CIK 1094635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to _________________.

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

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changes since last report)

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 1, 2000, Security Financial had 1,938,460 shares outstanding.

                        SECURITY FINANCIAL BANCORP, INC.
                                   FORM 10-QSB

                                      INDEX

                                                                            Page
                                                                            ----

PART I:  FINANCIAL INFORMATION FOR SECURITY FINANCIAL
         BANCORP, INC

         Item 1. Financial Statements (Unaudited)

            Consolidated Balance Sheets at September 30, 2000
              and June 30, 2000                                               3
            Consolidated Statements of Income for the Three Months
              Ended September 30, 2000 and 1999                               4
            Consolidated Statement of Changes in Stockholders' Equity
              for the Three Months Ended September 30, 2000                   5
            Consolidated Statements of Cash Flows for the Three Months
              Ended September 30, 2000 and 1999                               6
            Notes to Consolidated Financial Statements                        7

         Item 2. Management's Discussion and Analysis or Plan of Operation    8

PART II: OTHER INFORMATION

         Item 1. Legal Proceedings                                           14

         Item 2. Changes in Securities                                       14

         Item 3. Defaults Upon Senior Securities                             14

         Item 4. Submission of Matters to a Vote of Security Holders         14

         Item 5. Other Information                                           15

         Item 6. Exhibits and Reports on Form 8-K                            15

SIGNATURES                                                                   15

                        PART I--FINANCIAL INFORMATION FOR
                        SECURITY FINANCIAL BANCORP, INC.

Item 1. Financial Statements.

                        SECURITY FINANCIAL BANCORP, INC.
                           Consolidated Balance Sheets
                      September 30, 2000 and June 30, 2000
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                  September 30,     June 30,
                                                                       2000           2000
                                                                       ----           ----
Assets:
Cash and due from financial institutions                            $   5,080      $   5,463
Interest-bearing deposits in financial institutions                     5,925          4,391
                                                                    ---------      ---------
   Cash and cash equivalents                                           11,005          9,854
Certificates of deposit in other financial institutions                 7,000          7,000
Securities available for sale                                          28,859         27,097
Loans held for sale                                                       783            357
Loans receivable, net of allowance for loan losses of $1,459 at
  September 30, 2000 and $1,449 at June 30, 2000                      126,930        131,693
Federal Home Loan Bank stock                                            5,300          5,300
Other real estate owned                                                   102            347
Premises and equipment, net                                             5,519          5,483
Other assets                                                            2,369          2,475
                                                                    ---------      ---------

   Total assets                                                     $ 187,867      $ 189,606
                                                                    =========      =========

Liabilities and Stockholders' Equity:
Liabilities:
   Demand, NOW and money market deposits                            $  17,999      $  18,394
   Savings                                                             40,149         41,914
   Time deposits                                                       91,050         91,281
                                                                    ---------      ---------
     Total deposits                                                   149,198        151,589

   Borrowed funds                                                         175             --
   Advances from borrowers for taxes and insurance                        630            491
   Other liabilities                                                      952          1,040
                                                                    ---------      ---------
     Total liabilities                                                150,955        153,120

Stockholders' Equity:
   Common stock                                                           194            194
   Additional paid-in capital                                          18,411         18,395
   Unearned ESOP                                                       (1,473)        (1,499)
   Retained earnings, substantially restricted                         19,939         19,570
   Accumulated other comprehensive loss                                  (159)          (174)
                                                                    ---------      ---------
     Total stockholders' equity                                        36,912         36,486
                                                                    ---------      ---------

       Total liabilities and stockholders' equity                   $ 187,867      $ 189,606
                                                                    =========      =========

          See accompanying notes to consolidated financial statements.

                        SECURITY FINANCIAL BANCORP, INC.
                                   (Unaudited)
                        Consolidated Statements of Income
             For the Three Months Ended September 30, 2000 and 1999
                                 (In thousands)

                                                           September 30,  September 30,
                                                                2000          1999
                                                                ----          ----
Interest and dividend income:
   Loans, including fees                                      $ 2,725       $ 3,085
   Securities                                                     701           354
   Other interest-earning assets                                  155            41
                                                              -------       -------
     Total interest income                                      3,581         3,480

Interest expense:
   Deposits                                                     1,597         1,553
   Borrowed funds                                                  --            74
                                                              -------       -------
     Total interest expense                                     1,597         1,627

   Net interest income                                          1,984         1,853
   Provision for loan losses                                       65            75
                                                              -------       -------
     Net interest income after provision for loan losses        1,919         1,778

Noninterest income:
   Service charges and other fees                                  61            46
   Gain on sale of loans from secondary market activities          20            42
   Gain on sale of mortgage servicing rights                       --           178
   Other                                                          165           212
                                                              -------       -------
     Total noninterest income                                     246           478

Noninterest expense:
   Compensation and benefits                                      899           966
   Occupancy and equipment                                        377           434
   SAIF deposit insurance premium                                   8            38
   Advertising and promotions                                      97           125
   Data processing                                                105           129
   Loss (gain) on sale of other real estate owned                  40           (22)
   Other                                                          270           348
                                                              -------       -------
     Total noninterest expense                                  1,796         2,018
                                                              -------       -------

Income before income taxes                                        369           238
Income taxes                                                       --            --
                                                              -------       -------

   Net income                                                 $   369       $   238
                                                              =======       =======

Earnings per share - basic and diluted                        $  0.21           N/A

Comprehensive income                                          $   384       $   226

          See accompanying notes to consolidated financial statements.

                        SECURITY FINANCIAL BANCORP, INC.
                  Statement of Changes in Stockholders' Equity
                  For the Three Months Ended September 30, 2000
                                   (Unaudited)
                                 (In thousands)

                                                                                Accumulated     Total
                                             Additional                            Other        Stock-
                                   Common     Paid-In    Unearned    Retained   Comprehensive  holders'
                                    Stock     Capital       ESOP     Earnings   Income (Loss)   Equity
                                    -----     -------       ----     --------   -------------   ------
Balance at June 30, 2000           $   194     $18,395    $(1,499)    $19,570     $  (174)      $36,486
ESOP shares earned                      --          16         26          --          --            42
Comprehensive income:
    Net income                          --          --         --         369          --           369
    Change in unrealized loss
      on securities available-
      for-sale                          --          --         --          --          15            15
                                                                                                -------
       Total comprehensive
         income                                                                                     384
                                   -------     -------    -------     -------     -------       -------

Balance at September 30, 2000      $   194     $18,411    $(1,473)    $19,939     $  (159)      $36,912
                                   =======     =======    =======     =======     =======       =======

               See accompanying notes to consolidated financial statements.

                        SECURITY FINANCIAL BANCORP, INC.
                      Consolidated Statements of Cash Flows
               For Three Months Ended September 30, 2000 and 1999
                                   (Unaudited)
                                 (In thousands)

                                                                     September 30,  September 30,
                                                                         2000            1999
                                                                         ----            ----
Cash flows from operating activities:
   Net income                                                          $    369       $    238
   Adjustments to reconcile net income to net cash from
     operating activities:
     Depreciation                                                           161            165
     Provision for loan losses                                               65             75
     Loss (gain) on other real estate owned                                  40            (22)
     Origination and purchase of loans held for sale                     (2,196)        (8,292)
     Proceeds from sales of loans held for sale                           1,790          6,430
     Change in mortgage loan servicing rights                                --          4,020
     Gain on sale of loans for secondary market                             (20)           (42)
     Gain on sale of loans mortgage servicing rights                         --           (178)
     ESOP expense                                                            42             --
     Amortization of mortgage servicing rights                               --             --
     Accretion of discount on securities                                    (72)           (85)
     Change in other assets                                                  97         (3,554)
     Change in other liabilities                                            (88)         1,180
                                                                       --------       --------
       Net cash from operating activities                                   188            (65)

Cash flows from investing activities:
   Proceeds from maturities of securities available for sale              4,940          2,753
   Principal payments on securities available for sale                      322            702
   Purchase of securities available for sale                             (6,928)        (2,870)
   Change in loans                                                        4,698          5,964
   Change in premises and equipment, net                                   (197)           (40)
   Proceeds from sale of other real estate                                  205            139
                                                                       --------       --------
     Net cash from investing activities                                   3,040          6,648

Cash flows from financing activities:
   Change in deposits                                                    (2,391)        (2,006)
   Change in advance payments by borrowers for taxes and insurance          139             74
   Proceeds from borrowed funds                                             175             --
                                                                       --------       --------
     Net cash for financing activities                                   (2,077)        (1,932)

Net increase in cash and cash equivalents                                 1,151          4,651

Cash and cash equivalents at beginning of period                          9,854          4,520
                                                                       --------       --------

Cash and cash equivalents at end of period                             $ 11,005       $  9,171
                                                                       ========       ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                          $  1,581       $  1,639

Transfer from loans to foreclosed real estate                                --            582

               See accompanying notes to consolidated financial statements.

                        SECURITY FINANCIAL BANCORP, INC.
                   Notes to Consolidated Financial Statements

(1)   Organization

      Security Financial Bancorp Inc. ("Security Financial" or the "Company") was incorporated under the laws of Delaware in September 1999 for the purpose of serving as the holding company of Security Federal Bank & Trust ("Security Federal" or the "Bank") as part of Security Federal's conversion from the mutual to stock form of organization. The conversion, completed on January 5, 2000, resulted in Security Financial issuing a total of 1,938,460 shares of its common stock, par value $.01 per share, at a price of $10 per share. Prior to the conversion, Security Financial had not engaged in any material operations and had no assets or income. Security Financial is currently a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision and the Securities and Exchange Commission. Prior to the conversion, Security Federal was known as Security Federal Bank, a Federal Savings Bank.

(2)   Accounting Principles

      The accompanying unaudited financial statements of Security Financial, have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the current fiscal year.

      These financial statements should be read in conjunction with the consolidated financial statements included in Security Financial's June 30, 2000 Form 10-KSB.

(3)   Earnings per Share

      Earnings per share is computed under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Amounts reported as earnings per share reflect earnings available to common stockholders divided by the weighted average number of common shares outstanding since that date.

(4)   Comprehensive Income

                                                                   Three Months Ended
                                                                      September 30,
                                                                     2000       1999
                                                                     ----       ----
      Net income                                                     $ 369     $ 238
      Comprehensive income - net of taxes
         Unrealized gain (loss) on securities available-for-sale
           arising during period                                        15       (12)
                                                                     -----     -----

         Comprehensive income                                        $ 384     $ 226
                                                                     =====     =====

Item 2. Management's Discussion and Analysis or Plan of Operation.

      The following presents management's discussion and analysis of the results of operations and financial condition of Security Financial as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto and other financial data appearing elsewhere in the annual report.

General

The Company is engaged primarily in attracting deposits from the general public and using such deposits to originate one-to-four-family residential mortgage and, to a lesser extent, consumer and other loans primarily in its market areas and to acquire securities. The Company's revenues are derived principally from interest earned on loans and securities, gains from sales of first mortgage loans in the secondary market, and fees from other banking-related services. The operations of the Company are influenced significantly by general economic conditions and by policies of financial institution regulatory agencies, primarily the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The Company's cost of funds is influenced by interest rates on competing investments and general market interest rates. Lending activities and mortgage loan sales volumes are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financings may be offered.

The Company's net interest income is dependent primarily upon the difference or spread between the average yield earned on loans receivable and securities and the average rate paid on deposits, as well as the relative amounts of such assets and liabilities. The Company, like other thrift institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times or on a different basis than its interest-earning assets.

On October 4, 2000, the Company announced that the Board of Directors had adopted a stock repurchase plan subject to regulatory approval and that an application had been submitted to the Office of Thrift Supervision on July 20, 2000, which was still pending. On November 7, 2000, the Company's request for Permission to Repurchase shares during the first year following the Bank's conversion from mutual to stock form was denied by the OTS. Based upon the OTS' order denying the Company's Request for Wavier of Repurchase Liabilities and Permission to Repurchase Stock, the Board believes that the earliest it will be able to consider adopting a stock repurchase plan is January 6, 2001 (one year following the Bank's conversion from mutual to stock form and acquisition by the Company).

Forward-Looking Statements

This Interim Report contains certain forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. government including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Company does not undertake--and specifically disclaims any obligation--to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

      The following analysis discusses changes in the financial condition and results of operations at and for the three months ended September 30, 2000 and should be read in conjunction with Security Financial's unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this document.

Comparison of Financial Condition at September 30, 2000 and June 30, 2000

      Total assets decreased by $1.7 million from $189.6 million at June 30, 2000 to $187.9 million at September 30, 2000.

      Total loans declined to $126.9 million at September 30, 2000 from $131.7 million at June 30, 2000, or 3.7%, primarily due to the decline in the origination of residential mortgages due to the general slow-down in the housing market; both new construction and purchases of existing homes. Consumer loans declined as the Bank discontinued its indirect lending program due to high overhead and excessive charge offs.

      Total deposits decreased to $149.2 million at September 30, 2000, from $151.6 million at June 30, 2000, a decline of 1.6%. Due to the decline in loans held for sale and the decision to exit the mortgage banking business, the Bank did not attempt to retain certain high cost certificates of deposit with original maturities greater than one year that were due to mature by competitively repricing those products, which resulted in funds being withdrawn from the Bank as those certificates of deposit matured.

      Total stockholders' equity at September 30, 2000 was $36.9 million compared to $36.5 million at June 30, 2000. The increase resulted from Security Financial's net income for the three months ended September 30, 2000 of $369,000 and a $15,000 increase in the fair value of securities available for sale.

Comparison of Operating Results for the Three Months Ended September 30, 2000 and 1999

      General. Net income for the three-month period ended September 30, 2000 was $369,000 compared to net income of $238,000 for the comparable period in 1999, an increase of $131,000. The increase is primarily attributable to an improved net interest margin and reduced compensation and benefits associated with the significant reduction in the number of personnel employed in loan servicing and other operations. The loan servicing portion of the business was substantially reduced during the first quarter of fiscal year 2000.

      Interest Income. Interest income for the quarter ended September 30, 2000 was $3.6 million compared to $3.4 million for the quarter ended September 30, 1999, an increase of $101,000, or 2.9%. The increase was primarily attributable to an increase in the average balance of interest earning assets to $178.3 million for the three months ended September 30, 2000 from $177.2 million for the same period in 1999. The yield on interest earning assets increased slightly to 8.03% for the three-month period ended September 30, 2000 compared to 7.86% for the same period in 1999.

      Interest Expense. Interest expense for the quarter ended September 30, 2000 was substantially stable at $1.6 million compared to the same period in 1999, decreasing only $30,000, or 1.84%, for the quarter ended September 30, 2000, which is primarily attributable to a decline in the average balance of interest-bearing liabilities to $147.3 million for the 2000 period from $170.9 million during the 1999 period. The decrease in the average balance of interest-bearing liabilities was due primarily to the Company's efforts to reduce various high-cost funding sources, including borrowings, which have been eliminated, and high-yielding certificates of deposit. The cost of funds increased to 4.34% for the three months ended September 30, 2000 from 3.81% for the three months ended September 30, 1999, reflecting a general increase in interest rates in 2000.

      Net Interest Income. Net interest income increased to $2.0 million for the three-month period ended September 30, 2000 from $1.9 million, an increase of $131,000, or 7.1%. The net interest margin improved to 4.45% from 4.18% during the same periods. The increase in the net interest margin is attributable primarily to management's reduction of high cost funding sources, including negotiated rate certificates of deposit and borrowings.

      Provision for Loan Losses. The provision for loan losses was $65,000 for the three months ended September 30, 2000 compared to $75,000 for the three months ended September 30, 1999. Management increases the allowance for loan losses through a provision charged to expense for loan growth based on a statistical percentage developed considering past loss experiences, delinquency trends, general economic conditions and other factors. The provision for the quarter was reduced due to reduction in classified loans from $1.9 million at June 30, 2000 to $1.8 million at September 30, 2000 and a reduction in total loans outstanding.

      Noninterest Income. Noninterest income was $246,000 for the three months ended September 30, 2000 compared to $478,000 for the three-month period ended September 30, 1999, a decline of $232,000, or 48.5%. The decrease is primarily attributable to the elimination of the Bank's mortgage banking operation, which resulted in no gains on the sale of mortgage servicing rights being realized for the three months ended September 30, 2000, which compared to a $178,000 gain on the sale of mortgage servicing rights for the period ended September 30, 1999, and a reduction in the level of gains on the sale of loans into the secondary market, which fell to $20,000 for the quarter ended September 30, 2000 from $42,000 for the same period in 1999. Additionally, other noninterest income declined to $165,000 for the 2000 period from $212,000 in 1999 due primarily to a decline in commitment fees on construction loans and late charge fees primarily on loans serviced for others.

      Noninterest Expense. Noninterest expense for the quarter ended September 30, 2000 was $1.8 million compared to $2.0 million for the quarter ended September 30, 1999, a decrease of $222,000, or 11.0%. The decline is primarily attributable to a $67,000 reduction in compensation and benefits related to the substantial reduction in the number of employees during 1999 as part of management's plan to reduce operating expenses and Security Federal's discontinuation of loan servicing activities. Also, impacting the noninterest expense for the period ended September 30, 1999 were expenses related to the subletting of a proposed site for the Merrillville office, which was subsequently closed on April 30, 2000.

      Income Taxes. There was no provision for income taxes for the three months ended September 30, 2000 and September 30, 1999 due to the utilization of net operating loss carryforwards. Security Federal had generated net operating losses in prior years, which are being carried forward and will be used to offset future tax liabilities until fully utilized. Management anticipates that these carryforwards will be exhausted by the second quarter of fiscal 2001.

Liquidity and Capital Resources

      The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans and mortgage-backed securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company generally manages the pricing of its deposits to be competitive and to increase core deposit relationships.

      Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4.0% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash; certain time deposits; U.S. government, government agency, and corporate securities; and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio for regulatory purposes at levels in excess of those required. At September 30, 2000, the Bank's liquidity ratio for regulatory purposes was 26.46%.

      The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Cash flows provided by operating activities were $188,000 and ($65,000) for the three months ended September 30, 2000 and 1999, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities and certificates of deposit with other financial institutions, offset by principal collections on loans and proceeds from maturation of securities. Net cash from financing activities consisted primarily of the activity in deposit accounts.

      The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending, and investing activities during any given period. At September 30, 2000, cash and short-term investments totaled $11.0 million. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize the sale of securities available-for-sale, federal funds purchased, and Federal Home Loan Bank advances as a source of funds. At September 30, 2000, the Company had the ability to borrow a total of approximately $65.4 million from the Federal Home Loan Bank of Indianapolis. On that date, the Company had no outstanding advances.

      At September 30, 2000, the Company had outstanding commitments to originate loans of $2.7 million, all of which had fixed interest rates. These loans are to be secured by properties located in its market area. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through FHLB borrowings. Certificates of deposit that are scheduled to mature in one year or less from September 30, 2000 totaled $73.2 million. Management believes, based on past experience, that a significant portion of such deposits will remain with the Company. Based on the foregoing, in addition to the Company's high level of core deposits and capital, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

      Liquidity management is both a daily and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits and short- and intermediate-term U.S. government and agency obligations and mortgage-backed securities of short duration. If the Company requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the Federal Home Loan Bank of Indianapolis.

      The Bank is subject to various regulatory capital requirements imposed by the OTS. At September 30, 2000, the Company was in compliance with all applicable capital requirements.

      Security Federal's actual and required capital amounts and rates are presented below (in thousands).

                                                                            Requirement
                                                                             to be Well
                                                       Requirement       Capitalized Under
                                                       for Capital       Prompt Corrective
                                                         Adequacy              Action
                                    Actual               Purposes            Provisions
                                    ------               --------            ----------
                              Amount     Ratio       Amount     Ratio    Amount      Ratio
                              ------     -----       ------     -----    ------      -----
As of September 30, 2000:
   Total capital
     (to risk-
     weighted
     assets)                  $28,068     24.4%     $ 9,195      8.0%    $11,493     10.0%
   Tier 1 capital
     (to risk-
     weighted
     assets)                   26,874     23.4        4,597      4.0       6,896      6.0
   Core capital
     (to adjusted
     assets)                   26,874     14.8        7,263      4.0       9,079      5.0

                                                                            Requirement
                                                                            to be Well
                                                       Requirement       Capitalized Under
                                                       for Capital       Prompt Corrective
                                                         Adequacy              Action
                                     Actual              Purposes            Provisions
                                     ------              --------            ----------
                               Amount      Ratio    Amount       Ratio   Amount       Ratio
                               ------      -----    ------       -----   ------       -----
As of September 30, 1999:
   Total capital
     (to risk-
     weighted
     assets)                  $20,076       15.5%   $10,362       8.0%   $12,952       10.0%
   Tier 1 capital
     (to risk-
     weighted
     assets)                   18,830       14.6      5,159       4.0      7,738        6.0
   Core capital
     (to adjusted
     assets)                   18,830        9.9      7,608       4.0      9,510        5.0

Impact of Accounting Pronouncements and Regulatory Policies

      Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, issued in June 1998 (as amended by SFAS No. 137), standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The statement requires entities to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value, gains and losses, of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reasons for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows, or foreign currencies. The Company was required to adopt this statement as of July 1, 2000. The statement has not had any impact on the consolidated financial statements and is currently not expected to have any future impact, because the Company does not currently purchase derivative instruments or enter into hedging activities.

                         PART II--OTHER INFORMATION FOR
                        SECURITY FINANCIAL BANCORP, INC.

Item 1. Legal Proceedings.

      There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2. Changes in Securities.

      None.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      On October 19, 2000, the annual meeting of stockholders was held. John P. Hyland, Tula Kavadias, Phillip T. Rueth, and John W. Palmer were elected to serve as directors with terms expiring in 2003. The stockholders also ratified the appointment of Crowe, Chizek and Company LLP as the Company's independent public accountants for the year ending June 30, 2001 and approved the Security Financial Bancorp, Inc. 2000 Stock-Based Incentive Plan.

      There were 1,938,460 issued and outstanding shares of common stock at the time of the annual meeting. 1,787,732 shares were voted at the meeting. The voting on each item presented at the annual meeting was as follows:

      Election of Directors:

                                        For                Withheld
                                        ---                --------

      John P. Hyland                 1,559,275             228,457
      Tula Kavadias                  1,560,200             227,532
      Phillip T. Rueth               1,682,014             105,718
      John W. Palmer                 1,683,599             104,133

      Security Financial Bancorp, Inc. 2000 Stock-Based Incentive Plan

            For           Against            Abstain        Broker Nonvotes
            ---           -------            -------        ---------------

         1,122,235        337,989            9,347              318,161

      Ratification of Independent Auditors:

            For           Against            Abstain        Broker Nonvotes
            ---           -------            -------        ---------------

         1,630,971         45,412          111,347                --

The directors whose terms continued and the years their terms expire are as follows: Mary Beth Bonaventura (2001), Lawrence R. Parducci (2001), Robert A. Vellutini (2001), Howard O. Cyrus, Sr. (2002), Dr. Peter Ferrini (2002), Richard
J. Lashley (2002), and Robert L. Lauer (2002).

Item 5. Other Information.

      None.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits

      (b) On September 12, 2000, the Company filed a Current Report on Form 8-K reporting that the Company and the PL Capital Group had entered into an agreement resulting in the appointment of John Palmer and Richard Lashley to the Board of Directors of the Company. In addition, the Form 8-K reported that the Company had entered into an agreement with Vincent Cainkar. Both agreements and the two press releases announcing both agreements were attached as exhibits to the Form 8-K.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SECURITY FINANCIAL BANCORP, INC.


Date: November 13, 2000             By: /s/ John P. Hyland
                                        ----------------------------------------
                                        John P. Hyland
                                        President and Chief Executive
                                        Officer


Date: November 13, 2000             By: /s/ James H. Foglesong
                                        ----------------------------------------
                                        James H. Foglesong
                                        Executive Vice President and Chief
                                        Financial Officer

Exhibits

3.1   Certificate of Incorporation of Security Financial Bancorp, Inc. (1)

3.2   Bylaws of Security Financial Bancorp, Inc. (1)

4.0   Form of Stock Certificates of Security Financial Bancorp, Inc. (1)

10.1  ESOP Loan Documents (2)

10.2 Employment Agreement between Security Federal Bank & Trust and John P. Hyland (2)

10.3 Employment Agreement between Security Financial Bancorp, Inc. and John P. Hyland (2)

10.4  Security Federal Bank & Trust Employee Severance Compensation Plan (2)

10.5  Security Financial Bancorp, Inc. Supplemental Executive Retirement Plan
      (3)

10.6  Security Financial Bancorp, Inc. 2000 Stock-Based Incentive Plan (4)

27.0  Financial Data Schedule

----------

(1) Incorporate herein by reference from the exhibits to Form SB-2, Registration Statement and amendments thereto, initially filed on September 20, 1999, Registration No. 333-87397.

(2) Incorporated herein by reference from the exhibits to the Form 10-QSB for the quarter ended March 31, 2000, filed May 12, 2000.

(3) Incorporated herein by reference from the exhibits to the Form 10-KSB for the year ended June 30, 2000, filed September 28, 2000.

(4) Incorporated herein by reference from the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, filed September 19, 2000.