Form 10QSB
period 2000-12-31
SECURITY FINANCIAL BANCORP INC
filed 2001-02-14
CIK 1094635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       or

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

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 1, 2001, Security Financial had 1,938,460 shares outstanding.

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
              BANCORP, INC.

              Item 1.    Financial Statements (Unaudited)

                  Consolidated Balance Sheets at December 31, 2000
                    and June 30, 2000                                                                     3
                  Consolidated Statements of Income for the Three and Six
                    Months Ended December 31, 2000 and 1999                                            4 and 5
                  Consolidated Statement of Changes in Stockholders' Equity
                    for the Six Months Ended December 31, 2000                                            6
                  Consolidated Statements of Cash Flows for the Six Months
                    Ended December 31, 2000 and 1999                                                      7
                  Notes to Consolidated Financial Statements                                              8

              Item 2.    Management's Discussion and Analysis and Results
                of Operations                                                                             8


PART II:      OTHER INFORMATION

              Item 1.    Legal Proceedings                                                               16

              Item 2.    Changes in Securities                                                           16

              Item 3.    Defaults Upon Senior Securities                                                 16

              Item 4.    Submission of Matters to a Vote of Security Holders                             17

              Item 5.    Other Information                                                               17

              Item 6.    Exhibits and Reports on Form 8-K                                                17


SIGNATURES                                                                                               17


                        PART I--FINANCIAL INFORMATION FOR
                        SECURITY FINANCIAL BANCORP, INC.


Item 1.  FINANCIAL STATEMENTS.
         ---------------------

                        SECURITY FINANCIAL BANCORP, INC.
                           Consolidated Balance Sheets
                       December 31, 2000 and June 30, 2000
               (Dollars in thousands, except per share unaudited)


                                                                                      December 31,     June 30,
                                                                                          2000           2000
                                                                                          ----           ----
Assets:
Cash and due from financial institutions                                              $     5,188   $     5,463
Interest-bearing deposits in financial institutions                                           485         4,391
                                                                                      -----------   -----------
    Cash and cash equivalents                                                               5,673         9,854
Certificates of deposit in other financial institutions                                     7,000         7,000
Securities available for sale                                                              38,248        27,097
Loans held for sale                                                                           311           357
Loans receivable, net of allowance for loan losses of $1,496 at
  December 31, 2000 and $1,449 at June 30, 2000                                           123,332       131,693
Federal Home Loan Bank stock                                                                5,300         5,300
Cash surrender value of life insurance policies                                             3,000             -
Other real estate owned                                                                        95           347
Premises and equipment, net                                                                 5,626         5,483
Other assets                                                                                2,493         2,475
                                                                                      -----------   -----------

    Total assets                                                                      $   191,098   $   189,606
                                                                                      ===========   ===========

Liabilities and Stockholders' Equity:
Liabilities:
    Demand, NOW and money market deposits                                             $    19,498   $    18,394
    Savings                                                                                39,489        41,914
    Time deposits                                                                          91,058        91,281
                                                                                      -----------   -----------
       Total deposits                                                                     150,045       151,589

    Borrowed funds                                                                          2,463             -
    Advances from borrowers for taxes and insurance                                           378           491
    Other liabilities                                                                         839         1,040
                                                                                      -----------   -----------
       Total liabilities                                                                  153,725       153,120

Stockholders' Equity:
    Common stock                                                                              194           194
    Additional paid-in capital                                                             18,426        18,395
    Unearned ESOP                                                                          (1,447)       (1,499)
    Retained earnings, substantially restricted                                            20,210        19,570
    Accumulated other comprehensive loss                                                      (10)         (174)
                                                                                      -----------   -----------
       Total stockholders' equity                                                          37,373        36,486
                                                                                      -----------   -----------

          Total liabilities and stockholders' equity                                  $   191,098   $   189,606
                                                                                      ===========   ===========



         See accompanying notes to consolidated financial statements.

                        SECURITY FINANCIAL BANCORP, INC.
                        Consolidated Statements of Income
              For the Three Months Ended December 31, 2000 and 1999
                                   (Unaudited)
                                 (In thousands)



                                                                                           2000          1999
                                                                                           ----          ----
Interest and dividend income:
    Loans, including fees                                                             $     2,637   $     2,958
    Securities                                                                                777           375
    Other interest-earning assets                                                             151            81
                                                                                      -----------   -----------
       Total interest income                                                                3,565         3,414

Interest expense:
    Deposits                                                                                1,645         1,549
    Borrowed funds                                                                              2             8
                                                                                      -----------   -----------
       Total interest expense                                                               1,647         1,557
                                                                                      -----------   -----------

    Net interest income                                                                     1,918         1,857
    Provision for loan losses                                                                  25            25
                                                                                      -----------   -----------
       Net interest income after provision for loan losses                                  1,893         1,832

Noninterest income:
    Service charges and other fees                                                             60            35
    Gain on sale of loans from secondary market activities                                     12            10
    Gain on sale of mortgage servicing rights                                                  --             2
    Other                                                                                     161           157
                                                                                      -----------   -----------
       Total noninterest income                                                               233           204

Noninterest expense:
    Compensation and benefits                                                                 852         1,036
    Occupancy and equipment                                                                   358           363
    SAIF deposit insurance premium                                                              8            37
    Advertising and promotions                                                                 18            44
    Data processing                                                                           103           150
    Loss (gain) on sale of other real estate owned                                            (12)          (37)
    Other                                                                                     422           318
                                                                                      -----------   -----------
       Total noninterest expense                                                            1,749         1,911
                                                                                      -----------   -----------

Income before income taxes                                                                    377           125
Income taxes                                                                                  106             -
                                                                                      -----------   -----------

    Net income                                                                        $       271   $       125
                                                                                      ===========   ===========

Earnings per share - basic and diluted                                                $       .15   $       N/A

Comprehensive income                                                                  $       419   $        57

          See accompanying notes to consolidated financial statements.

                        SECURITY FINANCIAL BANCORP, INC.
                        Consolidated Statements of Income
               For the Six Months Ended December 31, 2000 and 1999
                                   (Unaudited)
                                 (In thousands)



                                                                                  December 31,      December 31,
                                                                                      2000              1999
                                                                                      ----              ----
Interest and dividend income:
    Loans, including fees                                                          $     5,362      $     6,043
    Securities                                                                           1,478              729
    Other interest-earning assets                                                          306              122
                                                                                   -----------      -----------
       Total interest income                                                             7,146            6,894

Interest expense:
    Deposits                                                                             3,242            3,103
    Borrowed funds                                                                           2               81
                                                                                   -----------      -----------
       Total interest expense                                                            3,244            3,184
                                                                                   -----------      -----------

    Net interest income                                                                  3,902            3,710
    Provision for loan losses                                                               90              100
                                                                                   -----------      -----------
       Net interest income after provision for loan losses                               3,812            3,610

Noninterest income:
    Service charges and other fees                                                         121               65
    Gain on sale of loans from secondary market activities                                  32               70
    Gain on sale of mortgage servicing rights                                               --              180
    Other                                                                                  326              367
                                                                                   -----------      -----------
       Total noninterest income                                                            479              682

Noninterest expense:
    Compensation and benefits                                                            1,751            2,002
    Occupancy and equipment                                                                735              797
    SAIF deposit insurance premium                                                          16               45
    Advertising and promotions                                                             115              134
    Data processing                                                                        208              310
    Loss (gain) on sale of other real estate owned                                          28              (37)
    Other                                                                                  692              678
                                                                                   -----------      -----------
       Total noninterest expense                                                         3,545            3,929
                                                                                   -----------      -----------

Income before income taxes                                                                 746              363
Income taxes                                                                               106                -
                                                                                   -----------      -----------

    Net income                                                                     $       640      $       363
                                                                                   ===========      ===========

Earnings per share - basic and diluted                                             $      .36               N/A

Comprehensive income                                                               $       804      $       276

          See accompanying notes to consolidated financial statements.

                        SECURITY FINANCIAL BANCORP, INC.
                  Statement of Changes in Stockholders' Equity
                   For the Six Months Ended December 31, 2000
                                   (Unaudited)
                                 (In thousands)

                                                                                          Accumulated     Total
                                                  Additional                                 Other        Stock-
                                      Common       Paid-in     Unearned    Retained      Comprehensive    Holders'
                                       Stock       Capital      Esop      Earnings      Income (Loss)    Equity
----------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000            $     194    $   18,395   $   (1,499)  $   19,570   $     (174)  $   36,486
ESOP shares earned                         --            31           52           --           --           83
Comprehensive income:
    Net income                             --            --           --          640           --          640
    Change in unrealized gain
      on securities available-
      for-sale                             --            --           --           --          164          164
                                                                                                     ----------

       Total comprehensive
         income                            --            --           --           --           --          804
                                    ---------    ----------   ----------   ----------   ----------   ----------

Balance at December 31, 2000        $     194    $   18,426   $   (1,447)  $   20,210   $      (10)  $   37,373
                                    =========    ==========   ==========   ==========   ==========   ==========



          See accompanying notes to consolidated financial statements.

                        SECURITY FINANCIAL BANCORP, INC.
                      Consolidated Statements of Cash Flows
                 For Six Months Ended December 31, 2000 and 1999
                                   (Unaudited)
                                 (In thousands)

                                                                                          2000           1999
                                                                                          ----           ----
Cash flows from operating activities:
    Net income                                                                        $       640   $       363
    Adjustments to reconcile net income to net cash from
      operating activities:
       Depreciation                                                                           319           324
       Provision for loan losses                                                               90           100
       Loss (gain) on other real estate owned                                                  28           (37)
       Origination and purchase of loans held for sale                                     (3,805)      (17,715)
       Proceeds from sales of loans held for sale                                           3,883        10,912
       Change in mortgage loan servicing rights                                                 -         4,066
       Gain on sale of loans for secondary market                                             (32)          (70)
       Gain on sale of loans mortgage servicing rights                                          -          (180)
       ESOP expense                                                                            83             -
       Accretion of discount on securities                                                   (188)         (150)
       Change in other assets                                                                (147)         (387)
       Change in other liabilities                                                           (201)         (240)
                                                                                      -----------   -----------
          Net cash from operating activities                                                  670        (3,014)

Cash flows from investing activities:
    Proceeds from maturities of securities available for sale                              16,940         6,095
    Principal payments on securities available for sale                                       610           802
    Purchase of securities available for sale                                             (28,240)      (10,820)
    Change in loans                                                                         8,228        20,294
    Investment in life insurance policies                                                  (3,000)            -
    Change in premises and equipment, net                                                    (462)         (138)
    Proceeds from sale of other real estate                                                   267           577
                                                                                      -----------   -----------
       Net cash from investing activities                                                  (5,657)       16,810

Cash flows from financing activities:
    Change in deposits                                                                     (1,544)        9,204
    Change in advance payments by borrowers for taxes and insurance                          (113)           (5)
    Proceeds from borrowed funds                                                              150             -
    Repayments of advances from Federal Home Loan Bank                                          -       (50,000)
    Change in Federal Home Loan Bank line of credit                                         2,313             -
                                                                                      -----------   -----------
       Net cash for financing activities                                                      806         4,199
                                                                                      -----------   -----------

Net increase (decrease) in cash and cash equivalents                                       (4,181)       17,995

Cash and cash equivalents at beginning of period                                            9,854         4,520
                                                                                      -----------   -----------

Cash and cash equivalents at end of period                                            $     5,673   $    22,575
                                                                                      ===========   ===========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest                                                                       $     3,216   $     3,195

Transfer from loans to foreclosed real estate                                                  43           671

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

(2)   Accounting Principles

      The accompanying unaudited financial statements of Security Financial, have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the current fiscal year.

      These financial statements should be read in conjunction with the consolidated financial statements included in Security Financial's June 30, 2000 Form 10-KSB.

(3)   Earnings per Share

      Earnings per share is computed under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Amounts reported as earnings per share reflect earnings available to common stockholders divided by weighted average common shares outstanding of 1,791,160.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS.

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

      The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended December 31, 2000 and should be read in conjunction with Security Financial's unaudited consolidated financial statements and the notes thereto, appearing in Part I,
Item 1 of this document.

Comparison of Financial Condition at December 31, 2000 and June 30, 2000.

       Total assets increased by $1.5 million from $189.6 million at June 30, 2000 to $191.1 million at December 31, 2000.

       Total loans declined to $123.3 million at December 31, 2000 from $131.7 million at December 31, 1999, or 6.4%, primarily due to the decline in the origination of residential mortgages resulting from the general slow-down in the housing market; both new construction and purchases of existing homes. Consumer loans declined as the Bank discontinued its indirect lending program due to high overhead and excessive charge offs. Proceeds from payments and payoffs of loans were used to purchase securities available-for-sale, predominantly U.S. government agencies. Total securities increased to $38.2 million at December 31, 2000, from $27.1 million at June 30, 2000, an increase of 41.2%. The Bank also purchased $3.0 million of Bank-owned life insurance policies for officers of the Company.

       Total deposits decreased to $150.0 million at December 31, 2000, from $151.6 million at June 30, 2000, a decline of 1.1%. Due to the decline in loans held for sale and the decision to exit the mortgage banking business, the Company did not attempt to retain certain high cost certificates of deposit with original maturities greater than one year that were due to mature by competitively repricing those products, which resulted in funds being withdrawn from the Company as those certificates of deposit matured. To fund a portion of the growth in total assets, the Bank borrowed $2.3 million of Federal Home Loan Bank advances.

       Total stockholders' equity at December 31, 2000 was $37.4 million compared to $36.5 million at June 3, 2000. The increase resulted from Security Financial's net income for the six months ended December 31, 2000 of $640,000 and a $164,000 increase in the fair value of securities available for sale, net of taxes.

Comparison of Operating Results for the Three Months Ended December 31, 2000 and 1999

       General. Net income for the three-month period ended December 31, 2000 was $271,000 compared to net income of $125,000 for the comparable period in 1999, an increase of $145,000. The increase is primarily attributable to an improved net interest margin and reduced compensation and benefits associated with the significant reduction in the number of personnel employed in loan servicing and other operations.

       Interest Income. Interest income for the quarter ended December 31, 2000 was $3.6 million compared to $3.4 million for the quarter ended December 31, 1999, an increase of $151,000, or 4.4%. The increase was primarily attributable to an increase in the average balance of interest earning assets to $177.3 million for the three months ended December 31, 2000 from $172.7 million for the same period in 1999. The yield on interest earning assets increased slightly to 8.04% for the three-month period ended December 31, 2000 compared to 7.91% for the same period in 1999.

       Interest Expense. Interest expense for the quarter ended December 31, 2000 was substantially stable at $1.6 million compared to the same period in 1999, increasing $90,000, or 5.8%, for the quarter ended December 31, 2000, which is primarily attributable to a decline in the average balance of interest-bearing liabilities to $146.4 million for the 2000 period from $162.9 million during the 1999 period. The decrease in the average balance of interest-bearing liabilities was due primarily to the Company's efforts to reduce various high-cost funding sources, including borrowings, which have been eliminated, and high-yielding certificates of deposit. The cost of funds increased to 4.50% for the three months ended December 31, 2000 from 3.82% for the three months ended December 31, 1999, reflecting a general increase in interest rates in 2000.

       Net Interest Income. Net interest income increased to $1.9 million for the three-month period ended December 31, 2000 from $1.8 million, an increase of $61,000, or 3.3%. The net interest margin improved to 4.33% from 4.30% during the same periods. The increase in the net interest margin is attributable primarily to management's reduction of high cost funding sources, including negotiated rate certificates of deposit and borrowings.

       Provision for Loan Losses. The provision for loan losses was $25,000 for the three months ended December 31, 2000 and 1999. Management increases the allowance for loan losses through a provision charged to expense for loan growth based on a statistical percentage developed considering past loss experiences, delinquency trends, general economic conditions and other factors.

       Noninterest Income. Noninterest income was $233,000 for the three months ended December 31, 2000 compared to $204,000 for the three-month period ended December 31, 1999, an increase of $29,000, or 14.2%. The increase is primarily attributable to an increase in service charges on deposit accounts and an increase in late charge fees primarily on loans serviced for others.

       Noninterest Expense. Noninterest expense for the quarter ended December 31, 2000 was $1.8 million compared to $1.9 million for the quarter ended December 31, 1999, a decrease of $161,000, or 8.4%. The decline is primarily attributable to a $185,000 reduction in compensation and benefits related to the substantial reduction in the number of employees during 1999 as part of management's plan to reduce operating expenses and Security Federal's discontinuation of loan servicing activities. The decline was offset by a $104,000 increase in other noninterest expense, which was attributed to mailing, postage, and other legal expense related to the Company's first annual stockholders' meeting. Security Federal also incurred one time costs resulting from a shareholder standstill agreement and a data processing conversion at The Boulevard, a wholly-owned subsidiary of the Company.

       Income Taxes. Security Federal had generated net operating losses in prior years, which were being carried forward and were used to offset future tax liabilities. These carryforwards were fully utilized during the second quarter of fiscal 2001. Accordingly, management recorded income tax expense of $106,000 for the three months ended December 31, 2000. There was no provision for income taxes for the three months ended December 31, 1999 due the reversal of the valuation allowance on the deferred tax asset.

Comparison of Operating Results for the Six Months Ended December 31, 2000 and 1999

       General. Net income for the six-month period ended December 31, 2000 was $640,000 compared to net income of $363,000 for the comparable period in 1999, an increase of $277,000. The increase is primarily attributable to an improved net interest margin and reduced compensation and benefits associated with the significant reduction in the number of personnel employed in loan servicing and other operations. The loan servicing portion of the business was substantially reduced during the first quarter of fiscal year 1999.

       Interest Income. Interest income for the six months ended December 31, 2000 was $7.1 million compared to $6.9 million for the six months ended December 31, 1999, an increase of $252,000, or 3.7%. The increase was primarily attributable to an increase in the average balance of interest earning assets to $177.8 million for the six months ended December 31, 2000 from $176.1 million for the same period in 1999. The yield on interest earning assets increased to 8.04% for the six-month period ended December 31, 2000 compared to 7.83% for the same period in 1999.

       Interest Expense. Interest expense for the six months ended December 31, 2000 was substantially stable at $3.2 million compared to the same period in 1999, decreasing only $60,000, or 1.9%, for the six months ended December 31, 2000, which is primarily attributable to a decline in the average balance of interest-bearing liabilities to $146.9 million for the 2000 period from $165.1 million during the 1999 period. The decrease in the average balance of interest-bearing liabilities was due primarily to the Company's efforts to reduce various high-cost funding sources, including borrowings and high-yielding certificates of deposit. The cost of funds increased to 4.42% for the six months ended December 31, 2000 from 3.86% for the six months ended December 31, 1999, reflecting a general increase in interest rates in 2000.

       Net Interest Income. Net interest income increased to $3.9 million for the six-month period ended December 31, 2000 from $3.7 million, an increase of $192,000, or 5.2%. The net interest margin improved to 4.39% from 4.21% during the same periods. The increase in the net interest margin is attributable primarily to management's reduction of high cost funding sources, including negotiated rate certificates of deposit and borrowings.

       Provision for Loan Losses. The provision for loan losses was $90,000 for the six months ended December 31, 2000 compared to $100,000 for the six months ended December 31, 1999. Management increases the allowance for loan losses through a provision charged to expense for loan growth based on a statistical percentage developed considering past loss experiences, delinquency trends, incurred losses, general economic conditions and other factors. The provision for the six month period declined from the same period in 1999 to $93,000 of recoveries on previously charged-off loans and a reduction in total loans outstanding.

       Noninterest Income. Noninterest income was $479,000 for the six months ended December 31, 2000 compared to $682,000 for the six-month period ended December 31, 1999, a decline of $203,000, or 29.8%. The decrease is primarily attributable to the elimination of the Bank's mortgage banking operation, which resulted in a decrease in gains on the sale of mortgage servicing rights for the six months ended December 31, 2000 and 1999, respectively, and a reduction in the level of gains on the sale of loans into the secondary market, which decreased to $32,000 for the six months ended December 31, 2000 from $70,000 for the same period in 1999. Additionally, other noninterest income declined to $207,000 for the 2000 period from $367,000 in 1999 due primarily to a decline in commitment fees on construction loans and late charge fees primarily on loans serviced for others.

       Noninterest Expense. Noninterest expense for the quarter ended December 31, 2000 was $3.5 million compared to $3.9 million for the quarter ended December 31, 1999, a decrease of $384,000, or 9.8%. The decline is primarily attributable to a $251,000 reduction in compensation and benefits related to the substantial reduction in the number of employees during 1999 as part of management's plan to reduce operating expenses and Security Federal's discontinuation of loan servicing activities. Also, impacting noninterest expense for the period ended December 31, 2000 were lower data processing expenses, which declined due to decreased volume of loan transactions also related to the discontinuation of loan servicing fees.

       Income Taxes. Security Federal had generated net operating losses in prior years, which were being carried forward and were used to offset future tax liabilities. These carryforwards were fully utilized during the second quarter of fiscal 2001. Accordingly, management recorded income tax expense of $106,000 for the six months ended December 31, 2000. There was no provision for income taxes for the six months ended December 31, 1999 due the reversal of the valuation allowance on the deferred tax asset.

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

       Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4.0% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash; certain time deposits; U.S. government, government agency, and corporate securities; and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio for regulatory purposes at levels in excess of those required. At December 31, 2000, the Bank's liquidity ratio for regulatory purposes was 28.93%.

       The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Cash flows used for operating activities were $2.3 million and $3.0 million for the six months ended December 31, 2000 and 1999, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities and certificates of deposit with other financial institutions, offset by principal collections on loans and proceeds from maturation of securities. Net cash from financing activities consisted primarily of the activity in deposit accounts.

       The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending, and investing activities during any given period. At December 31, 2000, cash and short-term investments totaled $5.7 million. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize the sale of securities available-for-sale, federal funds purchased, and Federal Home Loan Bank advances as a source of funds. At December 31, 2000, the Company had the ability to borrow a total of approximately $66 million from the Federal Home Loan Bank of Indianapolis. On that date, the Company had $2.3 million of outstanding advances.

       At December 31, 2000, the Company had outstanding commitments to originate loans of $1.3 million, all of which had fixed interest rates. These loans are to be secured by properties located in its market area. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through FHLB borrowings. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2000 totaled $76.2 million. Management believes, based on past experience, that a significant portion of such deposits will remain with the Company. Based on the foregoing, in addition to the Company's high level of core deposits and capital, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

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

       The Bank is subject to various regulatory capital requirements imposed by the OTS. At December 31, 2000, the Company was in compliance with all applicable capital requirements.

       Security Federal's actual and required capital amounts and rates are presented below (in thousands).


                                                                                                        Requirement
                                                                                                         to be Well
                                                                           Requirement                Capitalized Under
                                                                           for Capital                Prompt Corrective
                                                                            Adequacy                       Action
                                             Actual                         Purposes                     Provisions
                                             ------                         --------                     ----------
                                      Amount         Ratio          Amount         Ratio          Amount           Ratio
                                      ------         -----          ------         -----          ------           -----
As of December 31, 2000:
    Total capital
      (to risk-
      weighted
      assets)                    $    28,421          24.5%     $     9,299           8.0%     $    11,624          10.0%
    Tier 1 capital
      (to risk-
      weighted
      assets)                         27,167          23.4            4,650           4.0            6,974           6.0
    Core capital
      (to adjusted
      assets)                         27,167          14.7            7,368           4.0            9,210           5.0

As of June 30, 2000:
    Total capital
      (to risk-
      weighted
      assets)                    $    27,606          23.6%     $     9,373           8.0%     $    11,717          10.0%
    Tier 1 capital
      (to risk-
      weighted
      assets)                         26,506          27.4            4,687           4.0            7,030           6.0
    Core capital
      (to adjusted
      assets)                         26,506          14.5            7,321           4.0            9,151           5.0


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


Item 1.    LEGAL PROCEEDINGS.
           ------------------

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


-------------------------------------------------

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



                                                SECURITY FINANCIAL BANCORP, INC.


Date:      February 14, 2001              By:   /S/JOHN P. HYLAND
                                                -----------------
                                                John P. Hyland
                                                President and Chief Executive
                                                Officer