Form 10QSB/A
period 2000-12-31
SECURITY FINANCIAL BANCORP INC
filed 2001-02-21
CIK 1094635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO.1

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

                        SECURITY FINANCIAL BANCORP, INC.
                                   FORM 10-QSB/A


                                      INDEX

                                                                                                        PAGE
                                                                                                        ----

PART I:       FINANCIAL INFORMATION FOR SECURITY FINANCIAL
              BANCORP, INC.

              Item 1.    Financial Statements (Unaudited)

                  Consolidated Balance Sheets at December 31, 2000
                    and June 30, 2000                                                                     3
                  Consolidated Statements of Income for the Three and Six
                    Months Ended December 31, 2000 and 1999                                            4 and 5
                  Consolidated Statement of Changes in Stockholders' Equity
                    for the Six Months Ended December 31, 2000                                            6
                  Consolidated Statements of Cash Flows for the Six Months
                    Ended December 31, 2000 and 1999                                                      7
                  Notes to Consolidated Financial Statements                                              8


SIGNATURES                                                                                                9


                        PART I--FINANCIAL INFORMATION FOR
                        SECURITY FINANCIAL BANCORP, INC.


Item 1.  FINANCIAL STATEMENTS.
         ---------------------

                        SECURITY FINANCIAL BANCORP, INC.
                           Consolidated Balance Sheets
                       December 31, 2000 and June 30, 2000
               (Dollars in thousands, except per share unaudited)


                                                                                      December 31,     June 30,
                                                                                          2000           2000
                                                                                          ----           ----
Assets:
Cash and due from financial institutions                                              $     5,188   $     5,463
Interest-bearing deposits in financial institutions                                           485         4,391
                                                                                      -----------   -----------
    Cash and cash equivalents                                                               5,673         9,854
Certificates of deposit in other financial institutions                                     7,000         7,000
Securities available for sale                                                              38,248        27,097
Loans held for sale                                                                           311           357
Loans receivable, net of allowance for loan losses of $1,496 at
  December 31, 2000 and $1,449 at June 30, 2000                                           123,332       131,693
Federal Home Loan Bank stock                                                                5,300         5,300
Cash surrender value of life insurance policies                                             3,000             -
Other real estate owned                                                                        95           347
Premises and equipment, net                                                                 5,626         5,483
Other assets                                                                                2,513         2,475
                                                                                      -----------   -----------

    Total assets                                                                      $   191,098   $   189,606
                                                                                      ===========   ===========

Liabilities and Stockholders' Equity:
Liabilities:
    Demand, NOW and money market deposits                                             $    19,498   $    18,394
    Savings                                                                                39,489        41,914
    Time deposits                                                                          91,058        91,281
                                                                                      -----------   -----------
       Total deposits                                                                     150,045       151,589

    Borrowed funds                                                                          2,463             -
    Advances from borrowers for taxes and insurance                                           378           491
    Other liabilities                                                                         839         1,040
                                                                                      -----------   -----------
       Total liabilities                                                                  153,725       153,120

Stockholders' Equity:
    Common stock                                                                              194           194
    Additional paid-in capital                                                             18,426        18,395
    Unearned ESOP                                                                          (1,447)       (1,499)
    Retained earnings, substantially restricted                                            20,210        19,570
    Accumulated other comprehensive loss                                                      (10)         (174)
                                                                                      -----------   -----------
       Total stockholders' equity                                                          37,373        36,486
                                                                                      -----------   -----------

          Total liabilities and stockholders' equity                                  $   191,098   $   189,606
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



                                                SECURITY FINANCIAL BANCORP, INC.


Date:      February 21, 2001              By:   /S/JOHN P. HYLAND
                                                -----------------
                                                John P. Hyland
                                                President and Chief Executive
                                                Officer