Form 10QSB
period 2001-03-31
SECURITY FINANCIAL BANCORP INC
filed 2001-05-15
CIK 1094635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       or

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

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 1, 2001, Security Financial had 1,938,460 shares outstanding.

                        SECURITY FINANCIAL BANCORP, INC.
                                   FORM 10-QSB


                                      INDEX

                                                                                                        PAGE

PART I:       FINANCIAL INFORMATION FOR SECURITY FINANCIAL
              BANCORP, INC.
              Item 1.    Financial Statements (Unaudited)

                  Consolidated Balance Sheets at March 31, 2001
                    and June 30, 2000                                                                     3
                  Consolidated Statements of Income for the Three and Nine
                    Months Ended March 31, 2001 and 2000                                               4 and 5
                  Consolidated Statement of Changes in Stockholders' Equity
                    for the Nine Months Ended March 31, 2001                                              6
                  Consolidated Statements of Cash Flows for the Nine Months
                    Ended March 31, 2001 and 2000                                                         7
                  Notes to Consolidated Financial Statements                                              8

              Item 2.    Management's Discussion and Analysis and Results
                of Operations                                                                             8


PART II:      OTHER INFORMATION

              Item 1.    Legal Proceedings                                                               16
              Item 2.    Changes in Securities                                                           16
              Item 3.    Defaults Upon Senior Securities                                                 16
              Item 4.    Submission of Matters to a Vote of Security Holders                             17
              Item 5.    Other Information                                                               17
              Item 6.    Exhibits and Reports on Form 8-K                                                17

SIGNATURES                                                                                               17


                        PART I--FINANCIAL INFORMATION FOR
                        SECURITY FINANCIAL BANCORP, INC.


Item 1.  FINANCIAL STATEMENTS.

                        SECURITY FINANCIAL BANCORP, INC.
                           Consolidated Balance Sheets
                        March 31, 2001 and June 30, 2000
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                                        March 31,      June 30,
                                                                                          2001           2000
                                                                                          -------------------
Assets:
Cash and due from financial institutions                                              $     4,433   $     5,463
Interest-bearing deposits in financial institutions                                         9,171         4,391
                                                                                      -----------   -----------
    Cash and cash equivalents                                                              13,604         9,854
Certificates of deposit in other financial institutions                                     3,000         7,000
Securities available for sale                                                              51,758        27,097
Loans held for sale                                                                           862           357
Loans receivable, net of allowance for loan losses of $1,515 at
  March 31, 2001 and $1,449 at June 30, 2000                                              119,429       131,693
Federal Home Loan Bank stock                                                                5,300         5,300
Cash surrender value of life insurance policies                                             6,079             -
Other real estate owned                                                                       136           347
Premises and equipment, net                                                                 5,502         5,483
Other assets                                                                                2,429         2,475
                                                                                      -----------   -----------

    Total assets                                                                      $   208,099   $   189,606
                                                                                      ===========   ===========

Liabilities and Stockholders' Equity:
Liabilities:
    Demand, NOW and money market deposits                                             $    19,766   $    18,394
    Savings                                                                                39,338        41,914
    Time deposits                                                                          94,506        91,281
                                                                                      -----------   -----------
       Total deposits                                                                     153,610       151,589
    Federal Home Loan Bank advances                                                        15,000             -
    Other borrowed funds                                                                      125             -
    Advances from borrowers for taxes and insurance                                           639           491
    Other liabilities                                                                         807         1,040
                                                                                      -----------   -----------
       Total liabilities                                                                  170,181       153,120

Stockholders' Equity:
    Common stock                                                                              194           194
    Additional paid-in capital                                                             18,443        18,395
    Unearned ESOP                                                                          (1,422)       (1,499)
    Retained earnings, substantially restricted                                            20,557        19,570
    Accumulated other comprehensive income (loss)                                             146          (174)
                                                                                      -----------   -----------
       Total stockholders' equity                                                          37,918        36,486
                                                                                      -----------   -----------

          Total liabilities and stockholders' equity                                  $   208,099   $   189,606
                                                                                      ===========   ===========

          See accompanying notes to consolidated financial statements.


                        SECURITY FINANCIAL BANCORP, INC.
                        Consolidated Statements of Income
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)
                                 (In thousands)

                                                                                           2001          2000
                                                                                           ----          ----
Interest and dividend income:
    Loans, including fees                                                             $     2,544   $     2,782
    Securities                                                                              1,016           497
    Other interest-earning assets                                                             100           224
                                                                                      -----------   -----------
       Total interest income                                                                3,660         3,503

Interest expense:
    Deposits                                                                                1,637         1,509
    Borrowed funds                                                                            175             3
                                                                                      -----------   -----------
       Total interest expense                                                               1,812         1,512
                                                                                      -----------   -----------

    Net interest income                                                                     1,848         1,991
    Provision for loan losses                                                                  45            50
                                                                                      -----------   -----------
       Net interest income after provision for loan losses                                  1,803         1,941

Noninterest income:
    Service charges and other fees                                                             59            46
    Gain on sale of loans from secondary market activities                                     29            13
    Other                                                                                     230           131
                                                                                      -----------   -----------
       Total noninterest income                                                               318           190

Noninterest expense:
    Compensation and benefits                                                                 771         1,014
    Occupancy and equipment                                                                   339           384
    SAIF deposit insurance premium                                                              7             8
    Advertising and promotions                                                                 15            68
    Data processing                                                                           106           145
    Other                                                                                     349           283
                                                                                      -----------   -----------
       Total noninterest expense                                                            1,587         1,902
                                                                                      -----------   -----------

Income before income taxes                                                                    534           229
Income taxes                                                                                  187             -
                                                                                      -----------   -----------

    Net income                                                                        $       347   $       229
                                                                                      ===========   ===========

Earnings per share - basic and diluted                                                $       .19   $        .13

Comprehensive income                                                                  $       503   $       187

          See accompanying notes to consolidated financial statements.


                        SECURITY FINANCIAL BANCORP, INC.
                        Consolidated Statements of Income
                For the Nine Months Ended March 31, 2001 and 2000
                                   (Unaudited)
                                 (In thousands)

                                                                                    March 31,         March 31,
                                                                                      2001              2000
                                                                                      ----              ----
Interest and dividend income:
    Loans, including fees                                                          $     7,906      $     8,825
    Securities                                                                           2,494            1,226
    Other interest-earning assets                                                          406              346
                                                                                   -----------      -----------
       Total interest income                                                            10,806           10,397

Interest expense:
    Deposits                                                                             4,879            4,612
    Borrowed funds                                                                         177               84
                                                                                   -----------      -----------
       Total interest expense                                                            5,056            4,696
                                                                                   -----------      -----------

    Net interest income                                                                  5,750            5,701
    Provision for loan losses                                                              135              150
                                                                                   -----------      -----------
       Net interest income after provision for loan losses                               5,615            5,551

Noninterest income:
    Service charges and other fees                                                         179              111
    Gain on sale of loans from secondary market activities                                  61               83
    Other                                                                                  557              678
                                                                                   -----------      -----------
       Total noninterest income                                                            797              872

Noninterest expense:
    Compensation and benefits                                                            2,522            3,016
    Occupancy and equipment                                                              1,074            1,181
    SAIF deposit insurance premium                                                          23               83
    Advertising and promotions                                                             130              202
    Data processing                                                                        314              455
    Other                                                                                1,070            894
                                                                                   -----------      -----------
       Total noninterest expense                                                         5,133            5,831
                                                                                   -----------      -----------

Income before income taxes                                                               1,279              592
Income taxes                                                                               292                -
                                                                                   -----------      -----------

    Net income                                                                     $       987      $       592
                                                                                   ===========      ===========

Earnings per share - basic and diluted                                             $      .55       $       .13

Comprehensive income                                                               $     1,307      $       463


                        SECURITY FINANCIAL BANCORP, INC.
                  Statement of Changes in Stockholders' Equity
                    For the Nine Months Ended March 31, 2001
                                   (Unaudited)
                                 (In thousands)

                                                                                         Accumulated       Total
                                                 Additional                                 Other         Stock-
                                     Common       Paid-In     Unearned    Retained      Comprehensive    holders'
                                      STOCK        CAPITAL      ESOP      EARNINGS      INCOME (LOSS)     EQUITY
----------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000            $     194    $   18,395   $   (1,499)  $   19,570   $     (174)  $   36,486
ESOP shares earned                          -            48           77            -            -          125
Comprehensive income:
    Net income                              -             -            -          987            -          987
    Change in unrealized gain
      on securities available-
      for-sale                              -             -            -            -          320          320
                                                                                                        -------
       Total comprehensive
         income                             -             -            -            -            -        1,307
                                    ---------    ----------   ----------   ----------   ----------   ----------

Balance at March 31, 2000           $     194    $   18,443   $   (1,422)  $   20,557   $      146   $   37,918
                                    =========    ==========   ==========   ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                        SECURITY FINANCIAL BANCORP, INC.
                      Consolidated Statements of Cash Flows
                  For Nine Months Ended March 31, 2001 and 2000
                                   (Unaudited)
                                 (In thousands)

                                                                                          2001           2000
                                                                                          ----           ----
Cash flows from operating activities:
    Net income                                                                        $       987   $       592
    Adjustments to reconcile net income to net cash from
      operating activities:
       Depreciation                                                                           474           475
       Provision for loan losses                                                              135           150
       Loss on sale of other real estate owned                                                 23           (49)
       Origination and purchase of loans held for sale                                     (6,453)      (19,466)
       Proceeds from sales of loans held for sale                                           6,009        12,124
       Change in mortgage loan servicing rights                                                 -         3,984
       Gain on sale of loans for secondary market                                             (61)          (83)
       Gain on sale of loan mortgage servicing rights                                           -          (180)
       Increase in cash surrender value of life insurance, net                                (79)            -
       ESOP expense                                                                           125            28
       Accretion of discount on securities                                                   (313)         (213)
       Amortization of servicing rights                                                         -           155
       Change in other assets                                                                  46           349
       Change in other liabilities                                                           (445)         (417)
                                                                                      -----------   -----------
          Net cash from operating activities                                                  448        (2,551)

Cash flows from investing activities:
    Proceeds from maturities and calls of securities available for sale                    31,211         8,092
    Principal payments on securities available for sale                                       917         1,028
    Purchase of securities available for sale                                             (55,944)      (18,770)
    Change in time deposits with other financial institutions                               4,000        (5,000)
    Change in loans                                                                        11,953        21,101
    Investment in life insurance policies                                                  (6,000)            -
    Change in premises and equipment, net                                                    (493)         (272)
    Proceeds from sale of other real estate                                                   364           813
                                                                                      -----------   -----------
       Net cash from investing activities                                                 (13,992)        6,992

Cash flows from financing activities:
    Change in deposits                                                                      2,021       (11,707)
    Change in advance payments by borrowers for taxes and insurance                           148           155
    Proceeds from borrowed funds                                                              125             -
    Proceeds from advances from Federal Home Loan Bank                                     15,000             -
    Repayments of advances from Federal Home Loan Bank                                          -        (5,000)
    Net proceeds from stock issuance                                                            -        17,027
                                                                                      -----------   -----------
       Net cash from financing activities                                                  17,294           475
                                                                                      -----------   -----------

Net increase in cash and cash equivalents                                                   3,750         4,916

Cash and cash equivalents at beginning of period                                            9,854         4,520
                                                                                      -----------   -----------

Cash and cash equivalents at end of period                                            $    13,604   $     9,436
                                                                                      ===========   ===========

Supplemental disclosures of cash flow information: Cash paid during the period for:
       Interest                                                                       $     4,988   $     4,711
       Income taxes                                                                           506             -

Transfer from loans to foreclosed real estate                                                 176           980
Transfer from loans held for sale to loans receivable                                           -        10,308

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

(2)   Accounting Principles

      The accompanying unaudited financial statements of Security Financial, have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the current fiscal year.

      These financial statements should be read in conjunction with the consolidated financial statements included in Security Financial's June 30, 2000 Form 10-KSB.

(3)   Earnings per Share

      Earnings per share is computed under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Amounts reported as earnings per share for the nine and three months ended March 31, 2001 reflect earnings available to common stockholders divided by weighted average common shares outstanding of 1,792,839 and 1,795,445, respectively. Amounts reported as earnings per share for 2000 reflect earnings since January 5, 2000 (date of conversion) available to common stockholders divided by the weighted average number of shares outstanding since that date.

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

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains certain forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company. These forward-looking statements are generally identified by use of the words such as "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. government including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Company does not undertake--and specifically disclaims any obligation--to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

      The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended March 31, 2001 and should be read in conjunction with Security Financial's unaudited consolidated financial statements and the notes thereto, appearing in Part I,
Item 1 of this document.

Comparison of Financial Condition at March 31, 2001 and June 30, 2000.

       Total assets increased by $18.5 million from $189.6 million at June 30, 2000 to $208.1 million at March 31, 2001.

       Total loans declined to $119.4 million at March 31, 2001 from $131.7 million at June 30, 2000, or 9.3%, primarily due to the decline in market demand for new and refinanced residential mortgage loans, the Bank's strategy of selling originated long-term residential mortgage loans and the decline in the origination of residential mortgages that has resulted from the reorganization of our mortgage banking program to a community lending program. Consumer loans declined due to financing competition from below-market automobile dealer incentives and from the Bank's decision to discontinue its indirect lending program due to high overhead and excessive charge-offs. Proceeds from payments and payoffs of loans were used to purchase securities available-for-sale, predominantly U.S. government agencies. Total securities increased to $51.8 million at March 31, 2001, from $27.1 million at June 30, 2000, an increase of 91.1%. The Bank also purchased $6.0 million of Bank-owned life insurance policies for officers of the Company.

       Total deposits increased to $153.6 million at March 31, 2001, from $151.6 million at June 30, 2000, an increase of 1.3%. The increase in deposits, primarily certificates of deposit, was used to fund a portion of the growth in securities portfolio and to increase the funding source for future loan originations. To fund a significant portion of the growth in total assets, the Bank borrowed $15.0 million of Federal Home Loan Bank advances. These advances funded the purchase of $14 million of FHLMC and FNMA callable securities. The remainder of the advances and some of the deposit growth funded the purchase of Bank-owned life insurance policies.

       Total stockholders' equity at March 31, 2001 was $37.9 million compared to $36.5 million at June 3, 2000. The increase resulted from Security Financial's net income for the nine months ended March 31, 2001 of $987,000, a $320,000 increase in the fair value of securities available for sale, net of taxes, and a $125,000 increase related to the release of ESOP shares.

Comparison of Operating Results for the Three Months Ended March 31, 2001 and
2000

       General. Net income for the three-month period ended March 31, 2001 was $347,000 compared to net income of $229,000 for the comparable period in 2000, an increase of $118,000. The increase is primarily attributable to reduced compensation and benefits associated with the significant reduction in the number of personnel employed in loan servicing and other operations and income from the purchase of Bank-owned life insurance. The reduction in these expenses was offset in part by a $187,000 increase in income tax expense.

       Interest Income. Interest income for the quarter ended March 31, 2001 was $3.7 million compared to $3.5 million for the quarter ended March 31, 2000, an increase of $157,000, or 4.5%. The increase was primarily attributable to an increase in average earning assets in 2001 as well as an increase in the yield on interest earning assets to 7.91% for the three-month period ended March 31, 2001 compared to 7.76% for the same period in 2000.

       Interest Expense. Interest expense for the quarter ended March 31, 2001 increased to $1.8 million from $1.5 million or 19.8%, compared to the same period in 2000, which is primarily attributable to an increase in the average balance of interest-bearing liabilities from $150.8 million for the 2000 period to $163.5 million during the 2001 period. The cost of funds increased to 4.44% for the three months ended March 31, 2001 from 3.35% for the three months ended March 31, 2000, reflecting a general increase in interest rates in early fiscal 2001 and the addition of $15.0 million in FHLB advances.

       Net Interest Income. Net interest income decreased to $1.8 million for the three-month period ended March 31, 2001 from $2.0 million, a decrease of $143,000, or 7.2%. The net interest margin declined to 3.99% from 4.41% during the same periods. The decrease in the net interest margin is attributable primarily to a higher cost of funds related to the Company's deposits and borrowings.

       Provision for Loan Losses. The provision for loan losses was $45,000 for the three months ended March 31, 2001 compared to $50,000 for the same period in 2000. The decrease is related to a reduction in average balance of loans outstanding. Management increases the allowance for loan losses through a provision charged to expense which is based on an analysis of the total loan portfolio, including various asset quality ratios, past loss experience, delinquency trends, general economic conditions and other factors.

       Noninterest Income. Noninterest income was $318,000 for the three months ended March 31, 2001 compared to $190,000 for the three-month period ended March 31, 2000, an increase of $128,000, or 67.4%. The increase is primarily attributable to income received on the Company's $6.0 million investment in bank-owned life insurance, which is classified as noninterest income.

       Noninterest Expense. Noninterest expense for the quarter ended March 31, 2001 was $1.6 million compared to $1.9 million for the quarter ended March 31, 2000, a decrease of $315,000, or 16.6%. The decline is primarily attributable to a $243,000 reduction in compensation and benefits related to the substantial reduction in the number of employees during 2000 as part of management's plan to reduce operating expenses. The decline was offset by a $66,000 increase in other noninterest expense, which was attributed to increased expenses from the operations of the Company's insurance subsidiary.

       Income Taxes. Security Federal had generated net operating losses in prior years, which were being carried forward and were used to offset future tax liabilities. These carryforwards were fully utilized during the second quarter of fiscal 2001. Accordingly, management recorded income tax expense of $187,000 for the three months ended March 31, 2001. There was no provision for income taxes for the three months ended March 31, 2000 due the reversal of the valuation allowance on the deferred tax asset.

Comparison of Operating Results for the Nine Months Ended March 31, 2001 and
2000

       General. Net income for the nine-month period ended March 31, 2001 was $987,000 compared to net income of $592,000 for the comparable period in 2000, an increase of $395,000. The increase is primarily attributable to reduced compensation and benefits associated with the significant reduction in the number of personnel employed in loan servicing and other operations. The loan servicing portion of the business was substantially reduced during the first quarter of fiscal year 2000.

       Interest Income. Interest income for the nine months ended March 31, 2001 was $10.8 million compared to $10.4 million for the nine months ended March 31, 2000, an increase of $409,000, or 3.9%. The increase was primarily attributable to a $6.0 million increase in the balance of average earning assets. In addition, the yield increased to 7.98% for the nine-month period ended March 31, 2001 compared to 7.94% for the same period in 2000.

       Interest Expense. Interest expense for the nine months ended March 31, 2001 was $5.1 million compared to $4.7 million for the same period in 2000, increasing $360,000, or 7.7%, which is primarily attributable to an increase in the cost of funds on deposits and Federal Home Loan Bank advances. The cost of funds increased to 4.36% for the nine months ended March 31, 2001 from 3.59% for the nine months ended March 31, 2000, reflecting a general increase in interest rates in early fiscal 2001.

       Net Interest Income. Net interest income increased to $5.8 million for the nine-month period ended March 31, 2001 from $5.7 million, an increase of $49,000, or .9%. The net interest margin declined to 4.24% from 4.35% during the same periods due to the increased interest rate environment in early fiscal 2001.

       Provision for Loan Losses. The provision for loan losses was $135,000 for the nine months ended March 31, 2001 compared to $150,000 for the nine months ended March 31, 2000. Management increases the allowance for loan losses through a provision charged to expense which is based on an analysis of the total loan portfolio, including various asset quality ratios, past loss experience, delinquency trends, incurred losses, general economic conditions and other factors. The provision for the nine month period declined from the same period in 2000 primarily due to a reduction in total loans outstanding.

       Noninterest Income. Noninterest income was $797,000 for the nine months ended March 31, 2001 compared to $872,000 for the nine-month period ended March 31, 2000, a decrease of $75,000, or 8.6%. The decrease is due primarily to a $181,000 gain recorded in 2000 related to the sale of servicing rights.

       Noninterest Expense. Noninterest expense for the nine months ended March 31, 2001 was $5.1 million compared to $5.8 million for the same period ended March 31, 2000, a decrease of $698,000, or 12.0%. The decline is primarily attributable to a $494,000 reduction in compensation and benefits related to the substantial reduction in the number of employees in fiscal 2000 as part of management's plan to reduce operating expenses and Security Federal's discontinuation of loan servicing activities. Also, impacting noninterest expense for the period ended March 31, 2001 were lower data processing expenses, which declined due to decreased volume of loan transactions also related to the discontinuation of loan servicing.

       Income Taxes. Security Federal had generated net operating losses in prior years, which were being carried forward and were used to offset future tax liabilities. These carryforwards were fully utilized during the second quarter of fiscal 2001. Accordingly, management recorded income tax expense of $292,000 for the nine months ended March 31, 2001. There was no provision for income taxes for the nine months ended March 31, 2000 due the reversal of the valuation allowance on the deferred tax asset.

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

       Recent legislation repealed the OTS' minimum liquidity ratio requirements. OTS regulations now require the Bank to maintain sufficient liquidity to maintain the Bank's safe and sound operation.

       The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Cash flows from operating activities were $448,000 and $2.6 million for the nine months ended March 31, 2001 and 2000, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities and certificates of deposit with other financial institutions, offset by principal collections on loans and proceeds from maturation of securities. Net cash from financing activities consisted primarily of the activity in deposit accounts and FHLB advances.

       The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending, and investing activities during any given period. At March 31, 2001, cash and short-term investments totaled $13.6 million. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize the sale of securities available-for-sale, federal funds purchased, and Federal Home Loan Bank advances as a source of funds. At March 31, 2001, the Company had the ability to borrow a total of approximately $68 million from the Federal Home Loan Bank of Indianapolis. On that date, the Company had $15.0 million of outstanding advances.

       At March 31, 2001, the Company had outstanding commitments to originate loans of $2.4 million, all of which had fixed interest rates. These loans are to be secured by properties located in its market area. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through FHLB borrowings. Certificates of deposit that are scheduled to mature in one year or less from March 31, 2001 totaled $58.8 million. Management believes, based on past experience, that a significant portion of such deposits will remain with the Company. Based on the foregoing, in addition to the Company's high level of core deposits and capital, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

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

       The Bank is subject to various regulatory capital requirements imposed by the OTS. At March 31, 2001, the Company was in compliance with all applicable capital requirements.

       Security Federal's actual and required capital amounts and rates are presented below (in thousands).

                                                                                              REQUIREMENT
                                                                                              TO BE WELL
                                                                REQUIREMENT                CAPITALIZED UNDER
                                                                FOR CAPITAL                PROMPT CORRECTIVE
                                                                 ADEQUACY                       ACTION
                                  ACTUAL                         PURPOSES                     PROVISIONS
                           AMOUNT         RATIO          AMOUNT         RATIO          AMOUNT           RATIO
                           ------         -----          ------         -----          ------           -----
As of March 31, 2001:
    Total capital
      (to risk-
      weighted
      assets)         $    28,744          23.7%     $     9,685           8.0%     $    12,107          10.0%
    Tier 1 capital
      (to risk-
      weighted
      assets)              27,519          22.7            4,843           4.0            7,264           6.0
    Core capital
      (to adjusted
      assets)              27,519          13.5            8,124           4.0           10,155           5.0

As of June 30, 2000:
    Total capital
      (to risk-
      weighted
      assets)         $    27,606          23.6%     $     9,373           8.0%     $    11,717          10.0%
    Tier 1 capital
      (to risk-
      weighted
      assets)              26,506          27.4            4,687           4.0            7,030           6.0
    Core capital
      (to adjusted
      assets)              26,506          14.5            7,321           4.0            9,151           5.0

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

           None.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           3.1 Certificate of Incorporation of Security Financial Bancorp, Inc. (1)

           3.2        Bylaws of Security Financial Bancorp, Inc. (1)

           4.0        Form of Stock Certificates of Security Financial Bancorp,
                      Inc. (1)

           10.1       ESOP Loan Documents (2)

           10.2 Employment Agreement between Security Federal Bank & Trust and John P. Hyland (2)

           10.3 Employment Agreement between Security Financial Bancorp, Inc. and John B. Hyland (2)

           10.4 Security Federal Bank & Trust Employee Severance Compensation Plan (2)

           10.5 Security Financial Bancorp, Inc. Supplemental Executive Retirement Plan (3)

           10.6 Security Financial Bancorp, Inc. 2000 Stock-Based Incentive Plan (4)

           10.7 Employment Agreement between Security Financial Bancorp, Inc. and Security Federal Bank & Trust and Patrick J. Hunt

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



                                           SECURITY FINANCIAL BANCORP, INC.


Date:      May 14, 2001         By:    /s/John P. Hyland
                                       -----------------
                                       John P. Hyland
                                       President and Chief Executive
                                       Officer


                                By:    /s/Patrick J. Hunt
                                       ------------------
                                       Patrick J. Hunt
                                       Executive Vice President and Chief
                                       Financial Officer