Form 10KSB
period 2001-06-30
SECURITY FINANCIAL BANCORP INC
filed 2001-09-28
CIK 1094635

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the Fiscal Year Ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from         to
                                   ---------  --------
                         Commission File Number: 0-27951


                        SECURITY FINANCIAL BANCORP, INC.
                 (Name of small business issuer in its charter)

       Delaware                                         35-2085053
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

9321 Wicker Avenue, St. John, Indiana                      46373
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
Yes  X      No
    ----       ----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.

         The issuer's gross revenues for the fiscal year ended June 30, 2001 were $15,554,000.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates was $36,870,513, based upon the price ($19.05 per share) as quoted on the Nasdaq SmallCap Market for September 14, 2001. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be held by affiliates.

         The number of shares outstanding of the registrant's Common Stock as of September 14, 2001 was 1,935,460.

     Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                    ---    ---


                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE 2001 ANNUAL REPORT TO STOCKHOLDERS AND OF THE PROXY STATEMENT FOR THE 2001 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE IN PARTS II AND III, RESPECTIVELY, OF THIS FORM 10-KSB

                                                INDEX

                                                Part I

                                                                                                               Page

Item 1.    Description of Business................................................................................4
Item 2.    Description of Properties.............................................................................33
Item 3.    Legal Proceedings.....................................................................................33
Item 4.    Submission of Matters to a Vote of Security Holders...................................................34

                                                Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.................................34
Item 6.    Management's Discussion and Analysis or Plan of Operation.............................................34
Item 7.    Financial Statements..................................................................................34
Item 8.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure .................34

                                                Part III

Item 9.    Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a)
                  of the Exchange Act............................................................................34
Item 10.   Executive Compensation................................................................................34
Item 11.   Security Ownership of Certain Beneficial Owners and Management........................................34
Item 12.   Certain Relationships and Related Transactions........................................................35
Item 13.   Exhibits and Reports on Form 8-K......................................................................35


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


PART I

ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL

           Security Financial Bancorp, Inc. (Security Financial), headquartered in St. John, Indiana, was formed in September 1999 as the holding company for Security Federal Bank & Trust (Security Federal) in connection with the conversion of Security Federal from a mutual to a stock form of ownership. The conversion was completed on January 5, 2000 through the sale of 1,938,460 shares of common stock by Security Financial at a price of $10.00 per share. Security Financial's sole business activity is the ownership of all of Security Federal's capital stock. Security Financial does not transact any material business other than through its subsidiary, Security Federal. Security Financial is subject to the regulation of the Office of Thrift Supervision and the Securities and Exchange Commission. Security Financial is listed on the Nasdaq SmallCap Market under the symbol SFBI. As of June 30, 2001, Security Financial's tangible book value per share was $19.64.

           Security Federal's principal business is attracting deposits from the general public and originating loans secured by one-to-four-family residential real estate properties and commercial real estate properties located in its market area, and to a lesser extent, consumer and other loans. Security Federal is regulated by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. Security Federal's deposits are federally insured by the Federal Deposit Insurance Corporation. Security Federal is a member of the Federal Home Loan Bank System.

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


                                                                                   AT JUNE 30,
                                                          ------------------------------------------------------
                                                                      2001                        2000
                                                          -------------------------    -------------------------
                                                                          Percent                       Percent
                                                            AMOUNT       OF TOTAL         AMOUNT       OF TOTAL
                                                            ------       --------         ------       --------
                                                                          (Dollars in thousands)
Real estate loans:
    One-to-four-family (1)                                $    59,568       52.83%     $    76,050        57.08%
    Multi-family and commercial real estate                    18,509       16.41           18,045        13.54
    Construction                                                1,107         .98              767          .58
                                                          -----------    --------      -----------     --------
       Total real estate loans                                 79,184       70.22           94,862        71.20

Consumer and other loans:
    Automobile                                                  4,709        4.18            9,378         7.04
    Home equity and second mortgage                            13,146       11.66           16,031        12.03
    Other                                                       1,697        1.50            1,118          .84
                                                          -----------    --------      -----------     --------
       Total consumer and other loans                          19,552       17.34           26,527        19.91

Commercial business loans                                      14,023       12.44           11,837         8.89
                                                          -----------    --------      -----------     --------

    Total loans                                               112,759      100.00%         133,226       100.00%
                                                                         ========                      ========
Less:
    Net deferred loan origination fees                            126                           84
    Allowance for loan losses                                   1,486                        1,449
                                                          -----------                  -----------

       Net loans                                          $   111,147                  $   131,693
                                                          ===========                  ===========



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

         While fixed-rate one-to-four-family residential real estate loans are normally originated with 10- to 30-year terms, such loans typically remain outstanding for substantially shorter periods. This is because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all mortgage loans in Security Federal's loan portfolio contain due-on-sale clauses providing that Security Federal may declare the unpaid amount due and payable upon the sale of the property securing the loan. Security Federal enforces these due-on-sale clauses to the extent permitted by law and as business judgment dictates. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates, and the interest rates payable on outstanding loans.

         Security Federal requires title insurance insuring the status of its first lien on real estate secured loans and also requires that the fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the outstanding loan balance.

         Security Federal's residential mortgage loans typically do not exceed 80% of the appraised value of the property. Security Federal's lending policies permit Security Federal to lend up to 97% of the appraised value of the property; however, Security Federal generally requires private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the property. Security Federal obtains appraisals on all first mortgage real estate loans from outside appraisers.

         MULTI-FAMILY AND COMMERCIAL REAL ESTATE LOANS. Security Federal originates and purchases mortgage loans for the acquisition and refinancing of multi-family and commercial real estate properties. Security Federal began offering commercial loans in 1996.

         Multi-family and commercial real estate loans are fully amortizing loans that are generally originated with fixed interest rates with rates tied to the U.S. Treasury index but are occasionally originated with variable rates with rates tied to the prime lending rate. The maximum term for a fixed-rate multi-family loan generally is 5 years. The maximum loan-to-value ratio for a multi-family or commercial loan is 75%.

         At June 30, 2001, the largest multi-family loan had a committed balance of $1.1 million and was secured by an apartment building located in Chicago, Illinois and was performing according to its original terms. This is a loan participation with a correspondent bank.

         At June 30, 2001, Security Federal's commercial real estate loans were secured by office, retail, and owner occupied properties, all of which are located in Indiana and Illinois. At June 30, 2001, Security Federal's largest commercial real estate loan had an outstanding balance of $1.7 million. The loan is secured by a strip center located in Dyer, Indiana. At June 30, 2001, this loan was performing according to its original terms.

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

         CONSUMER AND OTHER LOANS. Another significant lending activity of Security Federal is the origination of consumer and other loans. Security Federal's consumer and other loans consist primarily of home equity and second mortgage loans and automobile loans. Most of these loans are made to existing customers. Security Federal originates fixed and open-end home equity loans. Open-end equity loans are in the form of lines of credit. Security Federal's home equity loans have variable interest rates tied to the six-month U.S. Treasury index and the prime lending rate. Security Federal imposes a maximum loan-to-value ratio on its home equity loans of 80% after considering both the first and second mortgage loans. The maximum loan-to-value rate on Security Federal's second mortgage loans is 80%. Both Security Federal's home equity and second mortgage loans are limited in term to 120 months. Security Federal's home equity loans and second mortgages may have greater credit risk than one-to-four-family residential mortgage loans because they are secured by mortgages subordinated to an existing first mortgage on the property, which, in most cases, is held by Security Federal.

         Security Federal also originates consumer loans secured by automobiles and, occasionally, boats and other recreational vehicles. Automobile loans are secured by both new and used cars and light trucks. Both new and used cars are financed for a period of up to 66 months and the rate on such loans is fixed for the term of the loan. In the past, Security Federal also offered indirect automobile loans. The indirect automobile loans were originated through automobile dealers in Indiana and Illinois. These dealers provided Security Federal applications to finance vehicles sold by their dealerships. At June 30, 2001, $3.3 million, or 70%, of all automobile loans were indirect automobile loans. Security Federal no longer offers indirect automobile loans.

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

         COMMERCIAL BUSINESS LOANS. Security Federal makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships, and small businesses. Security Federal offers a variety of commercial lending products, including term loans for fixed assets and working capital, revolving lines of credit, letters of credit, and Small Business Administration guaranteed loans. Secured commercial business loans are generally made in amounts up to $500,000, although Security Federal's policy would permit it to lend up to its legal lending limit of $4.4 million. Unsecured lines of credit generally are made for up to $250,000. Term loans are generally offered with fixed rates of interest of up to 5 years. Business lines of credit have adjustable rates of interest and are payable on demand, subject to annual review and renewal. Business loans with variable rates of interest adjust on a daily basis and are generally indexed to the prime rate as published in THE WALL STREET JOURNAL.

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

         Unlike mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment or other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise, and may fluctuate in value. At June 30, 2001, Security Federal's largest commercial loan was a participation loan for $3.5 million to an insurance company located in Deerfield, Illinois.

         LOANS TO ONE BORROWER. The maximum amount that Security Federal may lend to one borrower is limited by federal regulations. At June 30, 2001, Security Federal's regulatory limit on loans to one borrower was $4.4 million. At that date, Security Federal's largest amount of loans to one borrower, including the borrower's related interests, was $3.5 million and consisted of one loan. This loan was performing according to its original terms at June 30, 2001.

         MATURITY OF LOAN PORTFOLIO. The following table presents certain information at June 30, 2001 regarding the dollar amount of loans maturing in Security Federal's portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income, and allowance for loan losses.



                                      MULTI-FAMILY                           HOME EQUITY
                         ONE-TO-         AND                                    AND
                          FOUR-       COMMERCIAL                              SECOND      OTHER    COMMERCIAL   TOTAL
                         FAMILY(1)    REAL ESTATE  CONSTRUCTION  AUTOMOBILE   MORTGAGE   CONSUMER   BUSINESS    LOANS
                        -------       -----------  ------------  ----------   --------   --------   --------    -----
                                                                   (DOLLARS IN THOUSANDS)
Amounts due in:
   One year or less      $   2,841   $     737   $     974    $    288    $  4,901    $    872    $   5,588   $  16,201
   More than one year to
     three years             4,371       6,526         133       3,829       1,080         369        1,476      17,784
   More than three years
      to five years          4,439       2,553           -         592       1,013          56        2,746      11,399
   More than five years
      to 10 years            9,516       8,693           -           -       2,266         400        4,213      25,088
   More than 10 years
      to 20 years           22,517           -           -           -       3,241           -            -      25,758
   More than 20 years       15,884           -           -           -         645           -            -      16,529
                          ---------   ---------   ---------    --------    --------    --------    ---------   ---------

     Total amount due    $  59,568   $  18,509   $   1,107    $  4,709    $ 13,146    $  1,697    $  14,023   $ 112,759
                          =========   =========   =========    ========    ========    ========    =========   =========


(1)  Excludes loans available-for-sale.

         The following table presents the dollar amount of all loans due after June 30, 2002, which have fixed interest rates and have floating or adjustable interest rates.


                                                                               DUE AFTER JUNE 30, 2002
                                                                     -----------------------------------------
                                                                       FIXED-        ADJUSTABLE-
                                                                        RATE            RATE           TOTAL
                                                                        ----            ----           -----
                                                                               (DOLLARS IN THOUSANDS)
Amounts due in:
Real estate loans:
    One-to-four-family (1)                                           $    25,208    $    31,519    $    56,727
    Multi-family and commercial real estate                                5,227         12,545         17,772
    Construction                                                               -            133            133
                                                                     -----------    -----------    -----------
       Total real estate loans                                            30,435         44,197         74,632
                                                                     -----------    -----------    -----------
Consumer and other loans:
    Automobile                                                             4,421              -          4,421
    Home equity and second mortgage                                        5,741          2,504          8,245
    Other                                                                    640            185            825
                                                                     -----------    -----------    -----------
       Total consumer and other loans                                     10,802          2,689         13,491
                                                                     -----------    -----------    -----------
Commercial business loans                                                  4,263          4,172          8,435
                                                                     -----------    -----------    -----------

    Total loans                                                      $    45,500    $    51,058    $    96,558
                                                                     ===========    ===========    ===========


(1)  Excludes loans available for sale.


         Scheduled contractual principal repayments of loans do not reflect the actual life of the loans. The average life of a loan is substantially less than its contractual term because of prepayments. In addition, due-on-sale clauses on loans generally give Security Federal the right to declare loans immediately due and payable if, among other things, the borrower sells the real property when the mortgage and the loan is not repaid. The average life of a mortgage loan tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, tends to decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

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


                                                                                         For the Year Ended
                                                                                              JUNE 30,
                                                                                     ---------------------------
                                                                                        2001            2000
                                                                                        ----            ----
                                                                                           (In thousands)

Total loans at beginning of period                                                   $   132,050    $   151,746

    Originations:
       Real estate:
          One-to-four-family                                                               9,972          7,732
          Multi-family and commercial real estate                                          2,056          3,475
          Construction                                                                       933          1,841
                                                                                     -----------    -----------
              Total real estate                                                           12,961         13,048
       Consumer and other:
          Automobile                                                                         493            802
          Home equity and second mortgage                                                  1,554          2,339
          Other                                                                              928            767
                                                                                     -----------    -----------
              Total consumer and other                                                     2,975          3,908
       Commercial business                                                                 1,177          3,120
                                                                                     -----------    -----------
          Total loans originated                                                          17,113         20,076

    Purchases:
       Real estate:
          One-to-four-family                                                               2,444         14,676
          Multi-family and commercial real estate                                              -          1,650
          Construction                                                                         -              -
                                                                                     -----------    -----------
              Total real estate                                                            2,444         16,326

       Consumer and other:
          Automobile                                                                           -              -
          Home equity and second mortgage                                                      -              -
          Other                                                                                -              -
                                                                                     -----------    -----------
              Total consumer and other                                                         -              -

       Commercial business                                                                 9,050          3,775
                                                                                     -----------    -----------
          Total loans purchased                                                           11,494         20,101

       Sales and repayments:
          Real estate:
              One-to-four-family                                                         (28,116)       (35,726)
              Multi-family and commercial real estate                                     (1,592)            (2)
              Construction                                                                  (593)        (8,202)
                                                                                     -----------    -----------
                 Total real estate                                                       (30,301)       (43,930)

       Consumer and other:
          Automobile                                                                      (5,162)        (7,550)
          Home equity and second mortgage                                                 (4,439)        (6,306)
          Other                                                                             (349)        (1,323)
                                                                                     -----------    -----------
              Total consumer and other                                                    (9,950)       (15,179)

       Commercial business                                                                (8,041)          (776)
                                                                                     -----------    -----------
          Total sales and repayments                                                     (48,292)       (59,885)
                                                                                     -----------    -----------

       Less:
          Loans in process                                                                     -              -
          Deferred loan fees                                                                 (42)            (8)
          Allowance                                                                          (37)            20
                                                                                     -----------    -----------
                                                                                             (79)            12
                                                                                     -----------    -----------

    Net loan activity                                                                    (19,764)       (19,696)
                                                                                     -----------    -----------

    Total loans at end of period                                                     $   112,286    $   132,050
                                                                                     ===========    ===========


         LOAN COMMITMENTS. Security Federal issues commitments for loans conditioned upon the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are honored for up to 90 days from approval. At June 30, 2001, Security Federal had fixed-rate loan commitments totaling $1.3 million, ranging in rates from 6.50% to 8.50%. Security Federal had $2.3 million of variable rate loan commitments outstanding at June 30, 2001.

         LOAN FEES. In addition to interest earned on loans, Security Federal receives income from fees in connection with loan originations, loan modifications, and late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

         Security Federal charges loan origination fees for fixed-rate loans, which are calculated as a percentage of the amount borrowed. As required by applicable accounting principles, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. At June 30, 2001, Security Federal had $126,000 of net deferred loan fees. Security Federal recognized $118,000 and $137,000 of net deferred loan fees during the years ended June 30, 2001 and 2000, respectively, in connection with loan refinancings, payoffs, sales, and ongoing amortization of outstanding loans.

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

         Security Federal ceases accruing interest on mortgage loans when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Security Federal does not accrue interest on mortgage loans past due 90 days or more when the estimated value of collateral and collection efforts are deemed insufficient to ensure full recovery. The amount of interest foregone on nonaccrual loans was not material during fiscal 2001 or fiscal 2000.

         The following table presents information with respect to Security Federal's nonperforming assets at the dates indicated. For the years presented, Security Federal has had no impaired loans or troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates).


                                                                                               AT JUNE 30,
                                                                                        ----------------------
                                                                                           2001         2000
                                                                                           ----         ----
    Nonaccruing loans:                                                                   (DOLLARS IN THOUSANDS)
       Real estate:
          One-to-four-family                                                            $   1,333    $   1,084
          Multi-family and commercial real estate                                               -            -
          Construction                                                                          -            -
                                                                                        ---------    ---------
              Total real estate                                                             1,333        1,084
       Consumer and other:
          Automobile                                                                          258          221
          Home equity and second mortgage                                                      93          229
          Other                                                                               194          246
                                                                                        ---------    ---------
              Total consumer and other                                                        545          696
       Commercial business                                                                    116            -
                                                                                        ---------    ---------
          Total nonaccruing loans (1)                                                       1,994        1,780
       Loans past due 90 days and accruing interest                                             -            -
                                                                                        ---------    ---------
          Total nonperforming loans                                                         1,994        1,780
       Real estate owned                                                                      197          347
                                                                                        ---------    ---------

          Total nonperforming assets (2)                                                $   2,191    $   2,127
                                                                                        =========    =========

       Loan allowance as a percentage of total loans                                         1.32%         1.09%
       Loan allowance as a percentage of non-performing loans                               74.52%        81.40%
       Total nonperforming loans as a percentage of total loans                              1.77%         1.34%
       Total nonperforming assets as a percentage of total assets                            1.07%         1.12%


(1)   Total nonaccruing loans equals total nonperforming loans.
(2) Nonperforming assets consist of nonperforming loans, impaired loans, real estate owned and other repossessed assets.

         The following table sets forth the delinquencies in Security Federal's loan portfolio as of the dates indicated.


                                          AT JUNE 30, 2001                                AT JUNE 30, 2000
                            --------------------------------------------     --------------------------------------------
                                 60-89 DAYS           90 DAYS OR MORE            60-89 DAYS            90 DAYS OR MORE
                            --------------------     -------------------     -------------------    ---------------------
                            NUMBER     PRINCIPAL    NUMBER     PRINCIPAL     NUMBER     PRINCIPAL    NUMBER     PRINCIPAL
                             OF      BALANCE OF      OF      BALANCE OF       OF      BALANCE OF      OF      BALANCE OF
                            LOANS       LOANS       LOANS       LOANS        LOANS       LOANS       LOANS       LOANS
                            -----       -----       -----       -----        -----       -----       -----       -----
Real estate:
    One-to-four-family           8    $    452          9     $    315          18     $   1,447        16    $    933
    Multi-family and
      commercial
      real estate                1         159          -            -           -             -         -           -
    Construction                 -           -          -            -           -             -         -           -

Consumer and other:
    Automobile                  14         104         29          315          23           260        18         206
    Home equity
      and second
      mortgage                   -           -          6          201           3           102         7         229
    Other                        5          17         37          167           -             -        32         246
Commercial business              -           -          2          116           -             -         -           -
                          ---------   ---------   ---------    --------    --------    ---------  --------     -------

    Total                       28    $    732         83     $  1,114          44     $   1,809        73    $  1,614
                          =========   =========   =========    ========    ========    =========  ========     =======

Delinquent loans to total loans           0.65%                   0.99%                     1.35%                 1.21%



         REAL ESTATE OWNED. Real estate acquired by Security Federal as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure, establishing a new cost basis. If the fair value declines, Security Federal records a valuation allowance through expense. Costs after acquisition are expensed. At June 30, 2001, Security Federal had $197,000 of real estate owned, consisting of $60,000 of vacant land and the remainder in residential property.

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

         The aggregate amounts of Security Federal's classified and special mention assets at the dates indicated were as follows:

                                                            AT JUNE 30,
                                                      ---------------------
                                                         2001         2000
                                                         ----         ----
                                                            (IN THOUSANDS)
Classified assets:
     Loss                                              $     -       $    -
     Doubtful                                                -            -
     Substandard                                         2,073        1,891
     Special mention                                       509          825

         At June 30, 2001, assets designated substandard consisted of real estate owned of $197,000, residential mortgage loans totaling $1.2 million, home equity and second mortgages totaling $93,000, automobile loans totaling $315,000, commercial loans totaling $116,000, and other loans of $167,000. Assets designated as special mention consisted of $410,000 in residential mortgage loans, $64,000 of home equity and second mortgages and $35,000 of automobile loans.

         ALLOWANCE FOR LOAN LOSSES. In originating loans, Security Federal recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions, and in the case of a secured loan, the quality of the security for the loan. The allowance method is used in providing for loan losses. Accordingly, all loan losses are charged to the allowance and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses charged to operations. The provision for loan losses is for probable incurred losses and is based on management's evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions.

         At June 30, 2001, Security Federal had an allowance for loan losses of $1.5 million. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while Security Federal believes that it has established its existing allowance for loan losses as required by generally accepted accounting principles, there can be no assurance that regulators, in reviewing Security Federal's loan portfolio, will not request Security Federal to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect Security Federal's financial condition and results of operations.

         The following table presents an analysis of Security Federal's allowance for loan losses.


                                                                               YEAR ENDED JUNE 30,
                                                                              --------------------
                                                                               2001         2000
                                                                               -----        -----
                                                                             (DOLLARS IN THOUSANDS)

Allowance for loan losses, beginning of period                             $   1,449    $   1,469
Charge-offs:
     Real estate:
         One-to-four-family                                                      (92)        (119)
         Multi-family and commercial real estate                                   -            -
         Construction                                                              -            -
     Consumer and other:
         Automobile                                                              (95)
         Home equity and second mortgage                                           -
         Other                                                                   (49)        (172)
     Commercial business                                                         (28)
                                                                           ---------    ---------
         Total charge-offs                                                      (264)        (291)
                                                                           ---------    ---------
Recoveries:
     Real estate:
         One-to-four-family                                                       20            9
         Multi-family and commercial real estate                                   -            -
         Construction                                                              -            -
     Consumer and other:
         Automobile                                                               17
         Home equity and second mortgage                                           -
         Other                                                                    22           37
     Commercial business                                                          62            -
                                                                           ---------    ---------
         Total recoveries                                                        121           46
                                                                           ---------    ---------
Net charge-offs                                                                 (143)        (245)
Provision for loans losses                                                       180          225
                                                                           ---------    ---------

Allowance for loan losses, end of period                                   $   1,486    $   1,449
                                                                           =========    =========

Net charge-offs to average interest-earning loans                                0.16%        0.17%
Allowance for loan losses to total loans                                         1.32         1.09
Allowance for loan losses to nonperforming loans                                74.52        81.40
Net charge-offs to beginning allowance for loan losses                           9.87        16.67


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


                                                                       AT JUNE 30,
                                      ---------------------------------------------------------------------------
                                                   2001                                        2000
                                      ----------------------------------     ------------------------------------
                                                              PERCENT OF                              PERCENT OF
                                                              GROSS LOANS                             GROSS LOANS
                                                PERCENT OF      IN EACH                 PERCENT OF      IN EACH
                                                 ALLOWANCE     CATEGORY                  ALLOWANCE     CATEGORY
                                                 TO TOTAL      TO TOTAL                  TO TOTAL      TO TOTAL
                                      AMOUNT     ALLOWANCE    GROSS LOANS     AMOUNT     ALLOWANCE    GROSS LOANS
                                      ------     ---------    -----------     ------     ---------    -----------
Real estate loans:
   One-to-four-family (1)             $  651        43.80%         52.83%    $   662        45.69%        57.08%
   Multi-family and commercial
     real estate                         222        14.94          16.41         138         9.52         13.54
   Construction                            1         0.07           0.98          10         0.69          0.58
Consumer loans and other:
   Automobile                            167        11.24           4.18         192        13.25          7.04
   Home equity and second mortgage        30         2.02          11.66          48         3.31         12.03
   Other                                 142         9.56           1.50         192        13.25          0.84
Commercial business loans                211        14.20          12.44         143         9.87          8.89
Unallocated                               62         4.17              -          64         4.42             -
                                      ------     --------       --------      -------    ---------      -------

   Total allowance for loan losses    $1,486       100.00%        100.00%    $ 1,449       100.00%       100.00%
                                      ======     ========       =========     =======    =========      =======


(1)  Excludes loans held for sale.


SECURITIES ACTIVITIES

         Security Financial is permitted under federal law to invest in various types of liquid assets, including U.S. Government obligations, securities of various federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank of Indianapolis, certificates of deposit of federally insured institutions, certain bankers' acceptances, and federal funds. Within certain regulatory limits, Security Financial may also invest a portion of its assets in commercial paper and corporate debt securities. Savings institutions like Security Financial are also required to maintain an investment in Federal Home Loan Bank of Indianapolis stock. Security Financial is required under federal regulations to maintain a minimum amount of liquid assets.

         Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that securities be categorized as "held to maturity," "trading securities," or "available for sale," based on management's intent as to the ultimate disposition of each security. Statement of Financial Accounting Standards No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." These securities are reported at fair value, and unrealized gains and losses on the securities would be included in earnings. Security Financial does not currently use or maintain a trading account. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity. At June 30, 2001, all of Security Financial's mortgage-backed securities and investment securities were classified as "available for sale."

         All of Security Financial's securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value. They also carry prepayment risk insofar as they may be called before maturity in times of low market interest rates, so that Security Financial may have to invest the funds at a lower interest rate. Security Financial's investment policy permits engaging in hedging activities directly related to its mortgage banking activities. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, Security Financial's liquidity position, and anticipated cash needs and sources. The effect that the proposed investment would have on Security Financial's credit and interest rate risk and risk-based capital is also considered. Security Financial purchases securities to provide necessary liquidity for day-to-day operations. Security Financial also purchases securities when investable funds exceed loan demand.

         The following table presents the amortized cost and fair value of Security Financial's securities, by accounting classification and by type of security, at the dates indicated.


                                                                     2001                           2000
                                                          ---------------------------    --------------------------
                                                          AMORTIZED         FAIR         AMORTIZED         FAIR
                                                            COST            VALUE          COST            VALUE
                                                           ------          -------        ------          -------
Securities available for sale:
    Obligations of U.S. Treasury and U.S. government
      securities                                         $    44,447     $    44,223    $    23,776    $    23,531

Mortgage-backed securities available for sale:
    Federal National Mortgage Association                      1,348           1,356          2,543          2,518
    Federal Home Loan Mortgage Corporation                       617             618          1,068          1,048
                                                         -----------     -----------    -----------    -----------
       Total                                                   1,965           1,974          3,611          3,566
                                                                         -----------                   -----------

Net unrealized losses on securities
  available for sale                                            (215)                          (290)
                                                         -----------                     -----------

    Total securities available for sale                  $    46,197     $    46,197    $    27,097    $    27,097
                                                         ===========     ===========    ===========    ===========


         All of Security Financial's mortgage-backed securities are issued or guaranteed by agencies of the U.S. Government. Accordingly, they carry lower credit risk than mortgage-backed securities of a private issuer. However, mortgage-backed securities still carry market risk, the risk that increases in market interest rates may cause a decrease in market value, and prepayment risk, the risk that the securities will be repaid before maturity and that Security Federal will have to reinvest the funds at a lower interest rate.

         At June 30, 2001, Security Financial did not own any securities other than U.S. Government and agency securities, which had an aggregate book value in excess of 10% of Security Financial's retained earnings at that date.

         The following presents the activity in the mortgage-backed securities and securities portfolios for the periods indicated.


                                                                                         YEAR ENDED JUNE 30,
                                                                                        2001           2000
                                                                                        ----           ----
                                                                                           (IN THOUSANDS)
Mortgage-backed securities (1):
    Mortgage-backed securities, beginning of period                                 $     3,566    $     3,980
    Purchases                                                                                 -            959
    Sales                                                                                     -              -
    Repayments and prepayments                                                           (1,646)        (1,318)
    Accretion of discount on securities                                                       -              -
    Increase (decrease) in unrealized gain                                                   54            (55)
                                                                                    -----------    -----------
       Net increase (decrease) in mortgage-backed securities                             (1,592)          (414)
                                                                                    -----------    -----------

Mortgage-backed securities, end of period                                           $     1,974    $     3,566
                                                                                    ===========    ===========

Securities (2):
    Securities, beginning of period                                                 $    23,531    $    13,893
    Purchases                                                                            53,083         20,624
    Sales                                                                                     -              -
    Maturities and calls                                                                (32,846)       (11,092)
    Accretion of discount on securities                                                     434            281
    Increase (decrease) in unrealized gain                                                   21           (175)
                                                                                    -----------    -----------
       Net increase (decrease) in securities                                             20,692          9,638
                                                                                    -----------    -----------

Securities, end of period                                                           $    44,223    $    23,531
                                                                                    ===========    ===========

(1)  All mortgage-backed securities are classified as available for sale.
(2)  All securities are classified as available for sale.

         The following table presents certain information regarding the carrying value (which equals fair value), weighted average yields, and maturities or periods to repricing of Security Financial's debt securities at June 30, 2001, all of which are available for sale.


                                  LESS THAN             ONE TO           AFTER FIVE TO        AFTER
                                 ONE YEAR            FIVE YEARS           TEN YEARS          TEN YEARS            TOTALS
                            ------------------    ----------------     ---------------     --------------     ---------------
                            CARRYING   AVERAGE   CARRYING   AVERAGE   CARRYING  AVERAGE   CARRYING  AVERAGE   CARRYING AVERAGE
                             VALUE     YIELD      VALUE     YIELD      VALUE    YIELD      VALUE    YIELD      VALUE   YIELD
                             -----     -----      -----     -----      -----    -----      -----    -----      -----   -----
2001                                                      (DOLLARS IN THOUSANDS)
----
Securities available
  for sale:
   Investment securities
     Obligations of the
       U.S. Treasury and
       U.S. government
       agencies             $ 2,990     6.22%   $ 2,001      6.50%   $16,971     7.06%   $22,261     7.23%     $44,223    7.07%
Mortgage-backed
  securities                      -         -         6      7.02        734     6.89      1,234     6.23        1,974    6.48
                            -------             -------               ------              ------               -------

   Totals                   $ 2,990     6.22%   $ 2,007      6.50%   $17,705     7.05%   $23,495     7.18%     $46,197    7.04%
                            =======  =======    =======   =======    =======  =======    =======  =======      ======== ======

2000
----
Securities available
  for sale:
   Investment securities
     Obligations of the
     U.S. Treasury and
       U.S. government
       agencies             $ 6,811     6.00%   $10,829      6.33%   $2,944      8.00%   $2,947      8.35%     $23,531    6.84%
Mortgage-backed
  securities                      -         -        11      7.01       455      8.01     3,100      6.23        3,566    6.46
                            -------             -------              ------              ------                -------

   Total                    $ 6,811     6.00%   $10,840      6.33%   $3,399      8.00%   $6,047      7.26%     $27,097    6.79%
                            ======== =======   ========   =======    ======   ========   =======  =======      ======== ======

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

         The following table indicates the amount of Security Federal's jumbo certificates of deposit by time remaining until maturity as of June 30, 2001. Jumbo certificates of deposits have principal balances of $100,000 or more.


                                                                    2001                          2000
                                                          ------------------------     -------------------------
                                                                        WEIGHTED                      WEIGHTED
          MATURITY                                                       AVERAGE                       AVERAGE
           PERIOD                                           AMOUNT        RATE            AMOUNT        RATE
                                                         ----------     ---------         -------      --------
    Three months or less                                  $   4,771          5.48%     $    4,904          5.37%
    Over three through six months                             4,747          5.40           2,817          5.61
    Over six through twelve months                            2,915          5.11           3,450          6.02
    Over twelve months                                        1,183          5.46             992          6.09
                                                          ---------                    ----------

       Total                                              $  13,616          5.37%     $   12,163          5.67%
                                                          =========     =========      ==========    ==========


         The following table presents information concerning average balances and rates paid on Security Federal's deposit accounts at the dates indicated.

                                                             FOR THE YEAR ENDED JUNE 30,
                                      ----------------------------------------------------------------------------
                                                     2001                                    2000
                                      ----------------------------------    --------------------------------------
                                                    PERCENT                                 PERCENT
                                                   OF TOTAL     AVERAGE                    OF TOTAL       AVERAGE
                                        AVERAGE     AVERAGE      RATE          AVERAGE      AVERAGE        RATE
                                        BALANCE    DEPOSITS      PAID          BALANCE     DEPOSITS        PAID
                                       ---------   ----------   ------      ----------    ---------       -------

Savings accounts                      $   39,668        25.55%       2.37%  $   45,480        28.17%       2.40%
Money market accounts                      8,574         5.52        2.73        6,377         3.95        2.62
NOW accounts                               7,686         4.95        1.31        7,963         4.93        1.42
Certificates of deposit                   91,637        59.03        5.62       95,501        59.14        4.99
Non-interest-bearing deposits:
    Demand deposits                        7,674         4.95           -        6,156         3.81           -
                                      ----------    ---------               ----------    ---------

       Total average deposits         $  155,239       100.00%              $  161,477       100.00%
                                      ==========    =========               ==========    =========



         DEPOSIT FLOW. The following table presents the balances, with interest credited, and changes in dollar amounts of deposits in the various types of accounts offered by Security Federal between the dates indicated.

                                                                         YEAR ENDED JUNE 30,
                                             ---------------------------------------------------------------------
                                                               2001                                2000
                                             ---------------------------------------    --------------------------
                                                              PERCENT     INCREASE                       PERCENT
                                                AMOUNT       OF TOTAL    (DECREASE)         AMOUNT      OF TOTAL
                                               --------     ----------   ----------        --------    ----------
Savings accounts                             $    38,951        26.05%   $    (2,963)   $    41,914        27.65%
Money market deposits                              9,720         6.50          2,147          7,573         5.00
NOW accounts                                       4,471         2.99         (1,825)         6,296         4.15
Fixed-rate certificates maturing:
    Within 1 year                                 72,095        48.22          1,945         70,150        46.28
    After 1 year, but within 2 years              13,523         9.05           (368)        13,891         9.16
    After 2 years, but within 4 years              3,809         2.55         (2,807)         6,616         4.36
    After 4 years                                    554         0.37            (70)           624          .41
                                             -----------     --------    -----------    -----------     --------
       Total certificates                         89,981        60.19         (1,300)        91,281        60.21
Non-interest-bearing deposits:
    Demand deposits                                6,377         4.27          1,852          4,525         2.99
                                             -----------     --------    -----------    -----------     --------

    Total                                    $   149,500       100.00%   $    (2,089)   $   151,589       100.00%
                                             ===========     ========    ===========    ===========     ========

         TIME DEPOSITS BY RATES AND MATURITIES. The following table presents the amount of time deposits in Security Federal categorized by rates and maturities at the dates indicated.


                                     PERIOD TO MATURITY FROM JUNE 30, 2001                      AT
                    ---------------------------------------------------------------------
                     LESS THAN      1-2         2-3         3-4        AFTER                 JUNE 30,
                     ONE YEAR      YEARS       YEARS       YEARS      4 YEARS      TOTAL       2000
                     --------      -----       -----       -----      -------      -----       ----
0.00 - 4.00%        $   2,553   $       1   $       -   $       -    $      9    $  2,563    $     63
4.01 - 5.00%           25,431       2,867       1,156          46          83      29,583      14,521
5.01 - 6.00%           22,217       7,470       1,784         280         289      32,040      54,886
6.01 - 7.00%           21,844       3,165         216         327         173      25,725      21,674
Over 7.00%                 50          20           -           -           -          70         137
                    ---------   ---------   ---------   ---------    --------    --------    --------

    Total           $  72,095   $  13,523   $   3,156   $     653    $    554    $ 89,981    $ 91,281
                    =========   =========   =========   =========    ========    ========    ========


         DEPOSIT ACTIVITY. The following table presents the deposit activity of Security Federal for the periods indicated.


                                                                                          YEAR ENDED JUNE 30,
                                                                                        2001            2000
                                                                                        ----            ----
                                                                                            (IN THOUSANDS)

    Beginning balance                                                                $   151,589    $   165,894
    Net deposits (withdrawals) before interest credited                                   (8,510)       (19,634)
    Interest credited                                                                      6,421          5,329
                                                                                     -----------    -----------
    Net increase (decrease) in deposits                                                   (2,089)       (14,305)
                                                                                     -----------    -----------

       Ending balance                                                                $   149,500    $   151,589
                                                                                     ===========    ===========


         BORROWINGS. Security Federal has the ability to use advances from the Federal Home Loan Bank of Indianapolis to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Indianapolis functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the Federal Home Loan Bank of Indianapolis, Security Federal is required to own capital stock in the Federal Home Loan Bank of Indianapolis and is authorized to apply for advances on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of or guaranteed by the U.S. Government or its agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At June 30, 2001, Security Federal had the ability to borrow a total of approximately $38.4 million from the Federal Home Loan Bank of Indianapolis. At that date, Security Federal had $15.0 million of advances outstanding.

         The following tables presents certain information regarding Security Federal's use of Federal Home Loan Bank of Indianapolis advances during the periods and at the dates indicated.


                                                                                          YEAR ENDED JUNE 30,
                                                                                          2001           2000
                                                                                          ----           ----
                                                                                        (DOLLARS IN THOUSANDS)

    Maximum amount of advances outstanding at any month end                          $    15,000    $     5,000
    Approximate average advances outstanding                                               7,320          1,320
    Approximate weighted average rate paid on advances                                      5.04%          6.62%

                                                                                              AT JUNE 30,
                                                                                          2001           2000
                                                                                          ----           ----
                                                                                        (DOLLARS IN THOUSANDS)

    Balance outstanding at end of period                                             $    15,000    $         -
    Weighted average rate paid on advances                                                  5.05%           N/A


TRUST SERVICES

         In 1997, Security Federal established a Trust Services department within Security Federal, which provides trust and investment services to individuals, partnerships, corporations, and institutions. Security Federal believes that the trust department allows it to provide investment opportunities and fiduciary services to both current and prospective customers. Consistent with Security Federal's operating strategy, Security Federal will continue to emphasize the growth of its trust service operations to grow assets and increase fee-based income. Security Federal has implemented several policies governing the practices and procedures of the trust department, including policies relating to maintaining confidentiality of trust records, investment of trust property, handling conflicts of interest, and maintaining impartiality. At June 30, 2001, the trust department managed 263 accounts with aggregate assets of $8.7 million. The trust department is monitored by the Board of Directors' Trust Committee.

PERSONNEL

         As of June 30, 2001, Security Federal had 58 full-time employees and 20 part-time employees, none of whom is represented by a collective bargaining unit. Security Federal believes that its relationship with its employees is good.

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

         The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At June 30, 2001, Security Federal met each of its capital requirements.

         The following table presents Security Federal's capital position at June 30, 2001.


                                                                               EXCESS             CAPITAL
                                                                                           ----------------------
                                                 ACTUAL        REQUIRED     (DEFICIENCY)    ACTUAL      REQUIRED
                                                 CAPITAL        CAPITAL        AMOUNT       PERCENT      PERCENT
                                                 -------        -------        ------       -------      -------
                                                                       (Dollars in thousands)

Tier I Capital (to risk-weighted assets)       $  27,923     $    4,625    $   23,298        24.1%        4.0%

Core Capital (to adjusted assets)                 27,923          8,026        19,897        13.9         4.0

Total Capital (to risk-weighted assets)           29,129          9,250        19,879        25.2         8.0


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

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (FICO) to recapitalize the predecessor to the Savings Association Insurance Fund. During 2001, FICO payments for Savings Association Insurance Fund members approximated 2.1 basis points.

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

         A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 2001, Security Federal met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans, and small business loans may be considered "qualified thrift investments."

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

FEDERAL HOME LOAN BANK SYSTEM

         Security Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Security Federal, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Security Federal was in compliance with this requirement with an investment in Federal Home Loan Bank stock at June 30, 2001 of $5.3 million.

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

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on transaction accounts over $5.5 million to and including $42.8 million; a 10% reserve ratio is applied above $42.8 million. The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The accounts are adjusted annually. Security Federal complies with the foregoing requirements.



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

UTILIZATION OF OPERATING LOSS CARRYFORWARDS

         Security Federal had generated operating losses which were used to offset and recoup tax liabilities from prior periods as allowed by the Internal Revenue Code. The amount of operating losses not used are carried forward and used to offset future tax liabilities until the deductions are exhausted. Security Federal had operating loss carryforwards for Indiana income tax purposes totalling $417,000 at June 30, 2000. These carryforwards, which expire in 2013, were fully utilized during fiscal 2001.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the executive officers of Security Financial Bancorp and Security Federal.

NAME                      AGE(1)    POSITION HELD

John P. Hyland              50      Director, President, and Chief Executive
                                    Officer of Security Financial and Security
                                    Federal
Patrick J. Hunt             38      Executive Vice President and Chief Financial
                                    Officer of Security
                                       Financial and Security Federal
Joann Duhon                 44      Executive Vice President, Retail Banking,of
                                    Security Federal
John F. Nicholas            37      Executive Vice President, Business
                                    Development, of Security Federal
Kevin Dunn                  47      Executive Vice President, Audit/CRA/
                                    Compliance, of Security Federal
Joann Halterman             44      Vice President, Human Resources/Marketing,
                                    of Security Federal
Kent R. Huntoon             37      Vice President, The Boulevard, Inc., of
                                    Security Federal

(1) As of June 30, 2001.


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

         PATRICK J. HUNT has served as Executive Vice President and Chief Financial Officer of Security Financial and Security Federal since March 2001. Prior to joining Security Federal, Mr. Hunt was employed by financial institutions in positions of Chief Financial Officer, Banking Center President, and Chief Operating Officer.

         JOANN DUHON joined Security Federal in 1996 as Assistant Vice President, Regional Branch Manager. In July, 1997, Ms. Duhon was appointed Executive Vice President, Retail Banking. Prior to joining Security Federal, Ms. Duhon was a Branch Manager for Peoples Bank, East Chicago.

         JOHN F. NICHOLAS joined Security Federal in May 1996 as a Staff Appraiser and, in November 1996, was appointed to Assistant Vice President and CRA Officer. In 1997, Mr. Nicholas was appointed Manager, Residential Construction Lending. In 1998, Mr. Nicholas was appointed Executive Vice President, Mortgage Banking. In June 2000, Mr. Nicholas was appointed Executive Vice President of Business Development. Prior to joining Security Federal, Mr. Nicholas was a real estate appraiser with Richard Adomatis & Associates.

         KEVIN DUNN joined Security Federal in 1996 as an Assistant Vice President. In May 1998, Mr. Dunn was appointed Interim President and Chief Executive Officer, a position in which he served until October 1998. Since October 1998, Mr. Dunn was appointed as Executive Vice President. Since June 2000, Mr. Dunn has served as Executive Vice President of Consumer and Real Estate Lending. Prior to joining Security Federal, Mr. Dunn was a Certified Thrift Examiner with the Office of Thrift Supervision, Central Region.

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

ITEM 2.  DESCRIPTION OF PROPERTIES

         PROPERTIES

         The following table sets forth Security Federal's offices, as well as certain additional information relating to these offices, as of June 30, 2001.


                                                        ORIGINAL        DATE OF          NET BOOK
                                      LEASE OR         DATE LEASED       LEASE           VALUE OF
LOCATION                                OWNED           OR OWNED      EXPIRATION       PROPERTY (1)
--------                                -----           --------      ----------       ------------

MAIN OFFICE:

9321 Wicker Avenue
St. John, Indiana 46373                Owned             1988            N/A        $   4,014,747

BRANCH OFFICES:

2930 Ridge Road
Highland, Indiana 46322                Leased            1997           2019              280,634

2090 E. Commercial Avenue
Lowell, Indiana 46356                  Leased            1997           2012              186,136

7007 Calumet Avenue
Hammond, Indiana 46324                 Owned             1992            N/A              196,697

4518 Indianapolis Avenue
East Chicago, Indiana 46312            Owned             2000            N/A              565,627

552A Indian Boundary Road
Chesterton, Indiana 46304              Leased            1997           2007               64,070


(1) Represents the net book value of land, buildings, furniture, fixtures, and equipment owned by Security Federal.

         Security Federal also owns a property in Winfield Township, which is located in Lake County, Indiana. The net book value of this property as of June 30, 2001 was $325,095.

ITEM 3.  LEGAL PROCEEDINGS

         Security Financial is not a party to any pending legal proceedings, except as described below. Periodically, there have been various claims and lawsuits involving Security Federal, such as claims to enforce liens, condemnation proceedings on properties in which Security Federal holds security interests, claims involving the making and servicing of real property loans, and other issues incident to Security Federal's business. Security Federal is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of Security Federal.

         On August 22, 2001, PL Capital LLC and certain persons affiliated with it (including two of Security Financial's present directors) filed a lawsuit in the Court of Chancery of the State of Delaware against Security Financial and its remaining directors styled PL CAPITAL LLC ET AL. V. BONAVENTURA, ET AL., Civil Action No. 19068 (the "Action"). The Action alleges that the Press Release was not reported by any news service and that the date of the 2001 Meeting was not otherwise disclosed to Security Financial's stockholders, and that the time of stockholders to provide notices of business or nominations for the 2001 Meeting has not yet run. The Action was amended on September 4, 2001 and seeks
(i) a declaration that proper notice of the 2001 meeting has not been given, that a press release issued by Security Financial subsequent to the initial filing of the lawsuit was misleading and that the directors of Security Financial (other than the plaintiffs) have breached their fiduciary duties, and
(ii) attorneys fees. The court ruled on this matter on September 28, 2001. The ruling, among other things, requires the Company to accept Mr. Vincent Cainkar's nominations for director for the 2001 meeting.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

     The information under the sections titled "Stock Listing" and "Price Range of Common Stock" on page 35 in Security Financial's 2001 Annual Report to Stockholders is incorporated herein by reference.


ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The information under the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 13 in Security Financial's 2001 Annual Report to Stockholders is incorporated herein by reference.


ITEM 7.      FINANCIAL STATEMENTS

     The information under the section titled "Consolidated Financial Statements" on pages 14 through 33 in Security Financial's 2001 Annual Report to Stockholders is incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information under the sections titled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Security Financial's Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 10.     EXECUTIVE COMPENSATION

     The information under the section titled "Executive Compensation" and "Election of Direction-Directors' Compensation"in Security Financial's Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the section titled "Stock Ownership" in Security Financial's Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the section titled "Transactions with Management" in Security Financial's Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

     (a)     (1)     The following are filed as a part of this report by means
                     of incorporation by reference to Security Financial's 2001
                     Annual Report to Stockholders:

                           o        Report of Independent Auditors

                           o Consolidated Statements of Financial Condition as of June 30, 2001 and 2000

                           o Consolidated Statements of Operations for the Years Ended June 30, 2001 and 2000

                           o Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2001 and 2000

                           o Consolidated Statements of Cash Flows for the Years Ended June 30, 2001 and 2000

                           o        Notes to Consolidated Financial Statements

             (2) All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

             (3)      Exhibits

                      3.1 Certificate of Incorporation of Security Financial Bancorp, Inc.(1)
                      3.2 Amended Bylaws of Security Financial Bancorp, Inc. (filed herewith)
                      4.0 Form of Stock Certificate of Security Financial Bancorp, Inc. (1)
                      10.1   ESOP Loan Documents (2)
                      10.2 Employment Agreement between Security Federal Bank & Trust and John P. Hyland (2)
                      10.3 Employment Agreement between Security Financial Bancorp, Inc. and John P. Hyland (2)
                      10.4 Security Federal Bank & Trust Employee Severance Compensation Plan (2)
                      10.5 Security Financial Bancorp, Inc. Supplemental Executive Retirement Plan (3)
                      10.6 Security Financial Bancorp, Inc. 2000 Stock-Based Incentive Plan (4)
                      10.7 Employment Agreement between Security Financial Bancorp, Inc. and Security Federal Bank & Trust and Patrick J. Hunt (5)
                      13.0 Security Financial Bancorp, Inc. 2001 Annual Report to Stockholders
                      21.0 Subsidiary information is incorporated herein by reference to Part I, Item 1, "Business--Subsidiary Activities"
                      23.0   Consent of independent auditors
                      ------------------
                      (1) Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, initially filed on September 20, 1999, Registration No. 333-87397.
                      (2) Incorporated herein by reference from the exhibits to the Form 10-QSB for the quarter ended March 31, 2000, filed May 12, 2000.
                      (3) Incorporated herein by reference from the exhibits to the Form 10-KSB for the year ended June 30,2000, filed September 28, 2000.
                      (4) Incorporated herein by reference from the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, filed September 19, 2000.
                      (5) Incorporated herein by reference from the exhibits to the Form 10-QSB for the quarter ended March 31, 2001, filed May 15, 2001.

         (b)  Reports on Form 8-K

                      None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SECURITY FINANCIAL BANCORP, INC.


Date: September 27, 2001             By:  /s/ John P. Hyland
                                          -------------------------------------
                                          John P. Hyland
                                          President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      NAME                               TITLE                                          DATE
/s/ John P. Hyland                       President, Chief Executive               September 27, 2001
--------------------------------         Officer, and Director
John P. Hyland                           (principal executive officer)


/s/ Patrick J. Hunt                      Executive Vice President and             September 27, 2001
--------------------------------         Chief Financial Officer (principal
Patrick J. Hunt                          financial and accounting officer)


/s/ Mary Beth Bonaventura                Chairman of the Board                    September 27, 2001
--------------------------------
Mary Beth Bonaventura


/s/ Lawrence R. Parducci                 Vice Chairman of the Board               September 27, 2001
--------------------------------         and Corporate Secretary
Lawrence R. Parducci


/s/ Howard O. Cyrus, Sr.                 Director                                 September 27, 2001
--------------------------------
Howard O. Cyrus, Sr.


/s/ Dr. Peter Ferrini                    Director                                 September 27, 2001
--------------------------------
Dr. Peter Ferrini


/s/ Tula Kavadias                        Director                                 September 27, 2001
--------------------------------
Tula Kavadias


/s/ Robert L. Lauer                      Director                                 September 27, 2001
--------------------------------
Robert L. Lauer



/s/ Philip T. Rueth                      Director                                 September 27, 2001
---------------------------------
Philip T. Rueth


/s/ Robert A. Vellutini                  Director                                 September 27, 2001
---------------------------------
Robert A. Vellutini


/s/ Richard J. Lashley                   Director                                 September 27, 2001
---------------------------------
Richard J. Lashley


/s/ John Wm. Palmer                      Director                                 September 27, 2001
---------------------------------
John Wm. Palmer
