Form 10-Q
period 2001-09-30
SECURITY FINANCIAL BANCORP INC
filed 2001-11-14
CIK 1094635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                    .
                               ----------------    -------------------

                         Commission File Number 0-27951


                        SECURITY FINANCIAL BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X)] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of November 1, 2001, Security Financial had 1,928,960 shares outstanding.

                        SECURITY FINANCIAL BANCORP, INC.
                                    FORM 10-Q


                                      INDEX

                                                                                            Page
                                                                                            ----

PART I:       FINANCIAL INFORMATION FOR SECURITY FINANCIAL
              BANCORP, INC.

              Item 1.    Financial Statements (Unaudited)
                         Consolidated Balance Sheets at September 30, 2001
                           and June 30, 2001                                                  3
                         Consolidated Statements of Income for the Three Months
                           Ended September 30, 2001 and 2000                                  4
                         Consolidated Statement of Changes in Stockholders' Equity
                           for the Three Months Ended September 30, 2001                      5
                         Consolidated Statements of Cash Flows for the Three Months
                           Ended September 30, 2001 and 2000                                  6
                         Notes to Consolidated Financial Statements                           7

              Item 2.    Management's Discussion and Analysis or Plan of Operation            9

              Item 3.    Quantitative and Qualitative Disclosure About Market Risk           14

PART II:      OTHER INFORMATION

              Item 1.    Legal Proceedings                                                   16
              Item 2.     Changes in Securities                                              16
              Item 3.    Defaults Upon Senior Securities                                     16
              Item 4.    Submission of Matters to a Vote of Security Holders                 16
              Item 5.    Other Information                                                   16
              Item 6.    Exhibits and Reports on Form 8-K                                    16


SIGNATURES                                                                                   18


                        PART I--FINANCIAL INFORMATION FOR
                        SECURITY FINANCIAL BANCORP, INC.

Item 1.  Financial Statements.
         ---------------------

                        SECURITY FINANCIAL BANCORP, INC.
                           Consolidated Balance Sheets
                      September 30, 2001 and June 30, 2001
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                                      September 30,    June 30,
                                                                                          2001           2001
                                                                                          -----          ----
Assets:
Cash and due from financial institutions                                              $     4,882   $     4,938
Interest-bearing deposits in financial institutions                                        20,042        21,563
                                                                                      -----------   -----------
    Cash and cash equivalents                                                              24,924        26,501
Securities available for sale                                                              45,011        46,197
Loans held for sale                                                                         1,141         1,139
Loans receivable, net of allowance for loan losses of $1,485 at
  September 30, 2001 and $1,486 at June 30, 2001                                          113,751       111,147
Federal Home Loan Bank stock                                                                5,300         5,300
Cash surrender value of life insurance                                                      6,249         6,164
Other real estate owned                                                                       204           197
Premises and equipment, net                                                                 5,279         5,414
Accrued interest receivable                                                                 1,214         1,505
Other assets                                                                                  692         1,353
                                                                                      -----------   -----------

    Total assets                                                                      $   203,765   $   204,917
                                                                                      ===========   ===========

Liabilities and Stockholders' Equity:
Liabilities:
    Demand, NOW and money market deposits                                             $    20,232   $    20,568
    Savings                                                                                39,534        38,951
    Time deposits                                                                          89,815        89,981
                                                                                      -----------   -----------
       Total deposits                                                                     149,581       149,500

    Federal Home Loan Bank advances                                                        15,000        15,000
    Other borrowed funds                                                                       75           100
    Advances from borrowers for taxes and insurance                                           546           428
    Accrued interest payable and other liabilities                                          1,326         1,819
                                                                                      -----------   -----------
       Total liabilities                                                                  166,528       166,847

Stockholders' Equity:
    Common stock                                                                              194           194
    Additional paid-in capital                                                             18,332        18,461
    Unearned ESOP                                                                          (1,370)       (1,396)
    Unearned stock awards                                                                  (1,071)            -
    Retained earnings, substantially restricted                                            21,178        20,940
    Accumulated other comprehensive income (loss)                                             258          (129)
    Treasury stock at cost                                                                   (284)            -
                                                                                      -----------   -----------
       Total stockholders' equity                                                          37,237        38,070
                                                                                      -----------   -----------

          Total liabilities and stockholders' equity                                  $   203,765   $   204,917
                                                                                      ===========   ===========

                           See accompanying notes to consolidated financial statements.

                                       3

                        SECURITY FINANCIAL BANCORP, INC.
                        Consolidated Statements of Income
             For the Three Months Ended September 30, 2001 and 2000
                                   (Unaudited)
                      (In thousands, except per share data)


                                                                                             September 30,
                                                                                           2001          2000
                                                                                           ----          ----
Interest and dividend income:
    Loans, including fees                                                             $     2,212   $     2,725
    Securities                                                                                923           701
    Other interest-earning assets                                                             229           155
                                                                                      -----------   -----------
       Total interest income                                                                3,364         3,581

Interest expense:
    Deposits                                                                                1,424         1,597
    Borrowed funds                                                                            194             -
                                                                                      -----------   -----------
       Total interest expense                                                               1,618         1,597
                                                                                      -----------   -----------

    Net interest income                                                                     1,746         1,984
    Provision for loan losses                                                                  45            65
                                                                                      -----------   -----------
       Net interest income after provision for loan losses                                  1,701         1,919

Noninterest income:
    Service charges and other fees                                                             76            61
    Loan charges and servicing fees                                                            55            65
    Gain on sale of loans from secondary market activities                                     31            20
    Gain (loss) on sale of other real estate owned                                             30           (40)
    Increase in cash surrender value of life insurance                                         85             -
    Other                                                                                     120           100
                                                                                      -----------   -----------
       Total noninterest income                                                               397           206

Noninterest expense:
    Compensation and benefits                                                                 820           899
    Occupancy and equipment                                                                   309           377
    SAIF deposit insurance premium                                                              7             8
    Advertising and promotions                                                                 33            97
    Data processing                                                                            91           105
    Other                                                                                     529           270
                                                                                      -----------   -----------
       Total noninterest expense                                                            1,789         1,756
                                                                                      -----------   -----------

Income before income taxes                                                                    309           369
Income taxes                                                                                   71             -
                                                                                      -----------   -----------

    Net income                                                                        $       238   $       369
                                                                                      ===========   ===========

Earnings per share - basic and diluted                                                $       .13   $       .21

Comprehensive income                                                                  $       625   $       384

                           See accompanying notes to consolidated financial statements.

                                       4

                        SECURITY FINANCIAL BANCORP, INC.
            Consolidated Statement of Changes in Stockholders' Equity
                  For the Three Months Ended September 30, 2001
                                   (Unaudited)
                                 (In thousands)


                                                                                        Accumulated
                                                                                           Other                  Total
                                       Additional              Unearned                   Compre-                Stock-
                            Common      Paid-In     Unearned     Stock    Retained        hensive    Treasury   holders'
                             STOCK       CAPITAL      ESOP      AWARDS    EARNINGS     INCOME (LOSS)   STOCK     EQUITY
                           ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Balance at
  June 30, 2001            $     194   $  18,461   $  (1,396)  $       -   $  20,940   $    (129)  $       -   $  38,070
ESOP shares earned                 -          21          26                       -           -                      47
Comprehensive income:
    Net income                     -           -           -           -         238           -           -         238
    Change in unrealized
      loss on securities
      available for sale           -           -           -           -           -         387           -         387
                                                                                                               ---------
       Total compre-
         hensive
         income                    -           -           -           -           -           -           -         625

Purchase of treasury
  stock                            -           -           -           -           -           -      (1,562)     (1,562)
Stock awards issued                -        (150)          -      (1,128)          -           -       1,278           -
Stock awards earned                -           -           -          57           -           -           -          57
                           ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Balance at
  September 30, 2001       $     194   $  18,332   $  (1,370)  $  (1,071)  $  21,178   $     258   $    (284)  $  37,237
                           =========   =========   =========   =========   =========   =========   =========   =========







                           See accompanying notes to consolidated financial statements.

                        SECURITY FINANCIAL BANCORP, INC.
                      Consolidated Statements of Cash Flows
             For the Three Months Ended September 30, 2001 and 2000
                                   (Unaudited)
                                 (In thousands)


                                                                                             September 30,
                                                                                          2001           2000
                                                                                          ----           ----
Cash flows from operating activities:
    Net income                                                                        $       238   $       369
    Adjustments to reconcile net income to net cash from
      operating activities:
       Depreciation                                                                           135           161
       Provision for loan losses                                                               45            65
       Loss (gain) on other real estate owned                                                 (30)           40
       Origination and purchase of loans held for sale                                     (2,756)       (2,196)
       Proceeds from sales of loans held for sale                                           2,785         1,790
       Gain on sale of loans for secondary market                                             (31)          (20)
       ESOP expense                                                                            47            42
       Stock award expense                                                                     57             -
       Accretion of discount on securities                                                    (93)          (72)
       Increase in cash surrender value of life insurance                                     (85)            -
       Change in accrued interest receivable other assets                                     693            97
       Change in accrued interest payable other liabilities                                  (493)          (88)
                                                                                      -----------   -----------
          Net cash from operating activities                                                  512           188

Cash flows from investing activities:
    Proceeds from maturities and calls of securities available for sale                     9,135         4,940
    Principal payments on securities available for sale                                       721           322
    Purchase of securities available for sale                                              (7,931)       (6,928)
    Change in loans                                                                        (2,670)        4,698
    Change in premises and equipment, net                                                       -          (197)
    Proceeds from sale of other real estate                                                    44           205
                                                                                      -----------   -----------
       Net cash from investing activities                                                    (701)        3,040

Cash flows from financing activities:
    Change in deposits                                                                         81        (2,391)
    Change in advance payments by borrowers for taxes and insurance                           118           139
    Proceeds from borrowed funds                                                                -           175
    Repayment of borrowed funds                                                               (25)            -
    Purchase of treasury stock                                                             (1,562)            -
                                                                                      -----------   -----------
       Net cash for financing activities                                                   (1,388)       (2,077)
                                                                                      -----------   -----------

Net change in cash and cash equivalents                                                    (1,577)        1,151

Cash and cash equivalents at beginning of period                                           26,501         9,854
                                                                                      -----------   -----------

Cash and cash equivalents at end of period                                            $    24,924   $    11,005
                                                                                      ===========   ===========

Supplemental disclosures of cash flow information: Cash paid during the period for:
       Interest                                                                       $     1,616   $     1,581
       Taxes                                                                                   60             -

Transfer from loans to foreclosed real estate                                                  21             -


                           See accompanying notes to consolidated financial statements.

                        SECURITY FINANCIAL BANCORP, INC.
                   Notes to Consolidated Financial Statements
                      (In thousands, except per share data)

(1)   Organization

      Security Financial Bancorp Inc. ("Security Financial" or "the Company") was incorporated under the laws of Delaware in September 1999 for the purpose of serving as the holding company of Security Federal Bank & Trust ("Security Federal" or "the Bank") as part of Security Federal's conversion from the mutual to stock form of organization. The conversion, completed on January 5, 2000, resulted in Security Financial issuing a total of 1,938,460 shares of its common stock, par value $.01 per share, at a price of $10 per share. Prior to the conversion, Security Financial had not engaged in any material operations and had no assets or income. Security Financial is currently a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision and the Securities and Exchange Commission. Prior to the conversion, Security Federal was known as Security Federal Bank, a Federal Savings Bank.

(2)   Accounting Principles

      The accompanying unaudited financial statements of Security Financial, have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the current fiscal year.

      These financial statements should be read in conjunction with the consolidated financial statements included in Security Financial's June 30, 2001 Form 10-KSB.

(3)   Earnings per Share

      The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the quarters ended September 30, 2001 and 2000:


                                                                    2001            2000
                                                                    ----            ----
      BASIC
          Net income                                             $       238    $       369
                                                                 ===========    ===========

          Weighted average common shares outstanding             $     1,767    $     1,786
                                                                 ===========    ===========

               Basic earnings per common share                   $       .13    $       .21
                                                                 ===========    ===========

All options and unearned stock awards were included in the computation of diluted earnings per share for the three months ended September 30, 2001.


                                                                    2001            2000
                                                                    ----            ----
      DILUTED
          Net income                                               $       238    $       369
                                                                  ===========    ===========

          Weighted average common shares outstanding                    1,767          1,786
          Diluted effect of stock options and stock awards                 14              -
                                                                  -----------    -----------

          Diluted average common shares                           $     1,781    $     1,786
                                                                  ===========    ===========

          Diluted earnings per share                              $       .13    $       .21
                                                                  ===========    ===========


      In October 2000, the Company's stockholders approved the Security Financial Bancorp, Inc. 2000 Stock-Based Incentive Plan ("Incentive Plan"). In the quarter ended September 30, 2001, the Company repurchased 83,047 shares of treasury stock at a cost of $1.6 million. The Company allocated 77,538 shares of the treasury stock to the Incentive Plan, at an average cost of $16.88 per share, with 66,834 shares awarded to directors and key employees. These shares vest over a five-year period. The unamortized cost of the shares not yet earned (vested) is reported as a reduction of stockholders' equity.

(4)   Comprehensive Income


                                                                    Three Months Ended
                                                                        September 30,
                                                                    2001            2000
                                                                    ----            ----

      Net income                                                  $       238    $       369
      Comprehensive income - net of taxes
          Unrealized gain on securities available for sale
            arising during period                                         387             15
                                                                  -----------    -----------

          Comprehensive income                                    $       625    $       384
                                                                  ===========    ===========

(5)   Subsequent Events

      On August 22, 2001, PL Capital LLC and certain persons affiliated with it (including two of Security Financial's present directors) filed a lawsuit in the Court of Chancery of the State of Delaware against Security Financial and its remaining directors styled PL CAPITAL LLC ET AL. V. BONAVENTURA, ET AL., Civil Action No. 19068 (the "Action"). The Action sought: (i) a declaration that proper notice of 2001 meeting had not been given, that a press release issued by Security Financial subsequent to the initial filing of the lawsuit was misleading and that the directors of Security Financial (other than the Plaintiffs) had breached their fiduciary duties, and (ii) reimbursement of attorney's fees. On September 28, 2001, the Court ruled in favor of the Plaintiffs on the first matter. The Court has not ruled in the matter of legal fees. The Plaintiffs have asserted a claim of $295,000 for reimbursement of such fees. At this time, management is unable to determine the ultimate outcome of this matter.

Item 2.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

         The Company has exceeded $25 million in public float as of the end of each of the last two fiscal years. As a result, it is no longer considered a small business issuer.

         The following presents management's discussion and analysis of the results of operations and financial condition of Security Financial as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto and other financial data appearing elsewhere in the annual report.

Forward-Looking Statements

         This quarterly report contains certain forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. government including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Company does not undertake--and specifically disclaims any obligation--to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

         The Company is engaged primarily in attracting deposits from the general public and using such deposits to originate loans secured by one-to-four-family residential real estate properties and commercial real estate properties located in its market area and, to a lesser extent, consumer and other loans primarily in its market areas and to acquire securities. The Company's revenues are derived principally from interest earned on loans and securities, gains from sales of first mortgage loans in the secondary market, and fees from other banking-related services. The operations of the Company are influenced significantly by general economic conditions and by policies of financial institution regulatory agencies, primarily the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The Company's cost of funds is influenced by interest rates on competing investments and general market interest rates. Lending activities and mortgage loan sales volumes are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financings may be offered.

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

         The following analysis discusses changes in the financial condition and results of operations at and for the three months ended September 30, 2001 and should be read in conjunction with Security Financial's unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this document.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AND JUNE 30, 2001

         Total assets decreased by $1.1 million from $204.9 million at June 30, 2001 to $203.8 million at September 30, 2001.

         Total loans increased to $113.8 million at September 30, 2001 from $111.1 million at June 30, 2001, or 2.4%, primarily due to the funding of commercial loans at the Bank and Company. Commercial loan balances increased by about $8.3 million during the quarter. Residential mortgage loan balances continue to decline as loans pay down or refinance. These balances do not get replaced by new originations because the Bank sells the majority of the fixed rate long-term mortgages that it originates. Consumer loans continued to decline as loans from the Bank's discontinued indirect lending program pay down.

         Total deposits increased to $149.6 million at September 30, 2001, from $149.5 million at June 30, 2001, an increase of $81,000. There were no significant shifts in deposit composition during the quarter.

         Total stockholders' equity at September 30, 2001 was $37.2 million compared to $38.0 million at June 30, 2001. The decrease resulted from the funding of the Company's Incentive Plan, which totaled $1.3 million and the purchase of treasury stock totaling $284,000. This was partially offset by Security Financial's net income for the three months ended September 30, 2001 of $ 238,000, a $387,000 increase in the fair value of securities available for sale, net of taxes; a $47,000 increase related to the release of ESOP shares; and a $57,000 increase related to Incentive Plan stock awards earned.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         General. Net income for the three-month period ended September 30, 2001 was $238,000 compared to net income of $369,000 for the comparable period in 2000, a decrease of $131,000. The decrease is primarily attributable to legal fees incurred by the Company related to a shareholder lawsuit and income tax expense of $71,000 in the current period versus no income tax expense recorded in the comparable period in fiscal 2001. Income before taxes was $309,000 for the three-month period ended September 30, 2001 compared to $369,000 for the comparable period in fiscal 2001.

         Interest Income. Interest income for the quarter ended September 30, 2001 was $3.4 million compared to $3.6 million for the quarter ended September 30, 2000, a decrease of $217,000, or 5.6%. The decrease was primarily attributable to a significant decrease in the yield earned on our interest earning assets which decreased to 7.17% for the three-month period ended September 30, 2001 from 8.03% for the same period in 2001. The decrease in interest income due to changes in rate was offset slightly by an increase in the average balance of interest earning assets to $187.7 million for the three months ended September 30, 2001 from $178.3 million for the same period in 2000.

         Interest Expense. Interest expense for the quarter ended September 30, 2001 was stable at $1.6 million compared to the same period in 2000, increasing only $21,000, or 1.3%, for the quarter ended September 30, 2001, which is primarily attributable to an increase in the average balance of interest-bearing liabilities to $162.9 million for the quarter ended September 30, 2001 from $147.3 million during the quarter ended September 30, 2000. The increase in the average balance of interest-bearing liabilities was due primarily to $15.0 million of advances from the Federal Home Loan Bank of Indianapolis. The effect of the change in volume was offset by a decrease in interest rates paid on our deposits. The cost of funds decreased to 3.97% for the three months ended September 30, 2001 from 4.34% for the three months ended September 30, 2000, reflecting a general decrease in interest rates in the quarter ended September 30, 2001.

         Net Interest Income. Net interest income decreased to $1.7 million for the three-month period ended September 30, 2001 from $2.0 million, a decrease of $230,000, or 11.6%. The net interest margin decreased to 3.72% from 4.45% during the same periods. The decrease in the net interest margin is attributable primarily to a significant decrease in market interest rates.

         Provision for Loan Losses. The provision for loan losses was $45,000 for the three months ended September 30, 2001 compared to $65,000 for the three months ended September 30, 2000. Management increases the allowance for loan losses through a provision charged to expense for loan growth based on a statistical percentage developed considering past loss experiences, delinquency trends, general economic conditions and other factors.

         Noninterest Income. Noninterest income was $397,000 for the three months ended September 30, 2001 compared to $206,000 for the three-month period ended September 30, 2000, an increase of $191,000, or 92%. The increase is primarily attributable to $85,000 of income on bank owned life insurance that was purchased during the 2nd and 3rd quarters of fiscal 2001, a gain on the sale of real estate owned of about $30,000 compared to a $40,000 loss for the same period in prior year, a reduction in the loss from subsidiaries of $20,000 and increases of about $15,000 in deposit service charges.

         Noninterest Expense. Noninterest expense for the quarter ended September 30, 2001 remained at $1.8 million compared to the quarter ended September 30, 2000. An increase in legal fees of $193,000 were offset by a $79,000 reduction in compensation and benefits, continued decreases in occupancy and equipment expense totaling $68,000, a $14,000 decrease in data processing expense, and a $64,000 decrease in advertising expense.

         Income Taxes. Tax net operating loss carry forwards were fully utilized during the quarter ended December 31, 2000, causing the Company to begin recognizing income tax expense. Future periods will be impacted by the recognition of federal and state income tax at statutory rates. The Company recorded income tax expense of $71,000 for the quarter ended September 30, 2001. This compares to no income tax expense being recorded during the quarter ended September 30, 2000.

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

         Recent legislation repealed the Office of Thrift Supervision (OTS) minimum liquidity ratio requirements. OTS regulations now require the Bank to maintain sufficient liquidity to maintain the Bank's safe and sound operation.

         The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Cash flows provided by operating activities were $512,000 and $188,000 for the three months ended September 30, 2001 and 2000, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturation and calls of securities. Net cash from financing activities consisted primarily of the activity in deposit and escrow accounts and the purchase of treasury stock.

         The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, lending, and investing activities during any given period. At September 30, 2001, cash and cash equivalents totaled $24.9 million. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize the sale of securities available for sale, federal funds purchased, and Federal Home Loan Bank advances as a source of funds. At September 30, 2001, the Company had the ability to borrow a total of approximately $35 million from the Federal Home Loan Bank of Indianapolis. On that date, the Company had $15 million of outstanding advances.

         At September 30, 2001, the Company had outstanding commitments to originate loans of $6.7 million. Of this total, $3.9 million had fixed rates and $2.8 million had not locked in a rate yet. These loans are to be secured by properties located in its market area. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through FHLB borrowings. Certificates of deposit that are scheduled to mature in one year or less from September 30, 2001 totaled $75.1 million. Management believes, based on past experience, that a significant portion of such deposits will remain with the Company. Based on the foregoing, in addition to the Company's high level of core deposits and capital, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

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

         The Bank is subject to various regulatory capital requirements imposed by the OTS. At September 30, 2001, the Company was in compliance with all applicable capital requirements.

         Security Federal's actual and required capital amounts and rates are presented below (in thousands).


                                                                                              Requirement
                                                                                              to Be Well
                                                                Requirement                Capitalized Under
                                                                for Capital                Prompt Corrective
                                                                 Adequacy                       Action
                                  Actual                         Purposes                     Provisions
                                 --------                       ----------                   ------------
                           Amount         Ratio          Amount         Ratio          Amount           Ratio
                          --------       -------        -------         ------        --------         -------

As of September 30, 2001:
    Total capital
      (to risk-
      weighted
      assets)         $    29,627          25.2%     $     9,399           8.0%     $    11,749          10.0%
    Tier 1 capital
      (to risk-
      weighted
      assets)              28,375          24.2            4,699           4.0            7,049           6.0
    Core capital
      (to adjusted
      assets)              28,375          14.3            7,941           4.0            9,927           5.0
As of June 30, 2001:
    Total capital
      (to risk-
      weighted
      assets)         $    29,129          25.2%     $     9,250           8.0%     $    11,563          10.0%
    Tier 1 capital
      (to risk-
      weighted
      assets)              27,923          24.1            4,625           4.0            6,938           6.0
    Core capital
      (to adjusted
      assets)              27,923          13.9            8,026           4.0           10,032           5.0

IMPACT OF ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards (SFAS) No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, BUSINESS COMBINATIONS, which requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Since this accounting standard applies to business combinations initiated after June 30, 2001, it will have no effect on the Company's financial statements unless the Company enters into a business combination transaction.

         In July 2001, the FASB also issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which requires that goodwill no longer be amortized to earnings but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for most companies will be January 1, 2002. This pronouncement will not have a material effect on the Company's financial statements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.
         ----------------------------------------------------------

         In an attempt to manage its exposure to changes in interest rates, management monitors Security Federal's interest rate risk. The Board of Directors reviews at least quarterly Security Federal's interest rate risk position and profitability. The Board of Directors also reviews Security Federal's portfolio, formulates investment strategies, and oversees the timing and implementation of transactions to ensure attainment of Security Federal's objectives in the most effective manner. In addition, the Board reviews on a quarterly basis Security Federal's asset/liability position, including simulations of the effect on Security Federal's capital of various interest rate scenarios.

         In managing its asset/liability mix, Security Federal, depending on the relationship between long- and short-term interest rates, market conditions, and consumer preference, often places more emphasis on managing short-term net interest margin than on better matching the interest rate sensitivity of its assets and liabilities in an effort to enhance net interest income. Management believes that the increased net interest income resulting from a mismatch in the maturity of its asset and liability portfolios can, during periods of declining or stable interest rates, provide high enough returns to justify the increased exposure to sudden and unexpected increases in interest rates.

         The Board has taken a number of steps to manage Security Federal's vulnerability to changes in interest rates. First, Security Federal uses customer service and marketing efforts to increase Security Federal's non-certificate accounts. At September 30, 2001, $59.8 million, or 40%, of Security Federal's deposits consisted of demand, NOW, money market accounts, and savings. Security Federal believes that these accounts represent "core" deposits, which are generally somewhat less interest rate sensitive than other types of deposit accounts. Second, while Security Federal continues to originate 30-year, fixed-rate residential loans, all such loans are sold in the secondary market. Currently, over 49% of Security Federal's loans carry adjustable interest rates. Finally, Security Federal has focused a significant portion of its investment activities on securities with terms of five years or less. At September 30, 2001, $5.0 million, or 11%, of Security Federal's securities had terms to maturity of five years or less based on their carrying value in addition to Security Federal's mortgage-backed securities, which provide for regular principal repayments.

         The Office of Thrift Supervision provides the Company with the information presented in the following table. It presents the change in the Company's net portfolio value at June 30, 2001 that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without effect to any steps that management might take to counteract that change. The June 30, 2001 information is the most recent data available as of the filing date.


         Change in                                                                        NPV as % of
      Interest Rates                                                               Portfolio Value of Assets
                                                                                   -------------------------
      in Basis Points                 Net Portfolio Value                         NPV              Basis Point
                                      -------------------
       (Rate Shock)       Amount           $ Change         % Change             Ratio               Change
       ------------       ------           --------         --------             -----               ------
                                    (Dollars in thousands)

           300        $    25,265          (10,739)            (29.8)%          12.84%              -431 bp
           200             30,624           (5,380)            (14.9)           15.10               -205 bp
           100             33,444           (2,560)             (7.1)           16.20                -95 bp
        Static             36,004                -                -             17.15                     -
         (100)             36,184               180              .05            17.15                  0 bp
         (200)             35,699             (305)              (.8)           16.89                -26 bp
         (300)             35,177             (827)             (2.3)           16.61                -54 bp


         The Office of Thrift Supervision uses certain assumptions in assessing the interest rate risk of savings associations. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others. Based upon the model at June 30, 2001, the effect of an immediate 300 basis point increase or decrease would have a negative impact on the net portfolio value.
         As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if interest rates change, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

                         PART II--OTHER INFORMATION FOR
                        SECURITY FINANCIAL BANCORP, INC.


Item 1.   Legal Proceedings.
          ------------------

          On August 22, 2001, PL Capital LLC and certain persons affiliated with it (including two of Security Financial's present directors) filed a lawsuit in the Court of Chancery of the State of Delaware against Security Financial and its remaining directors styled PL CAPITAL LLC ET AL. V. BONAVENTURA, ET AL., Civil Action No. 19068. A description of this action and the Court's ruling are found in the Company's Current Reports on Form 8-K filed with the Securities and Exchange Commission and referred to below in Part II, Item 6 of this Quarterly Report on Form 10-Q. The Plaintiffs in the action are currently seeking from the Defendants reimbursement of the Plaintiffs' legal fees. The Court has indicated that it will hear this matter in mid-January 2002. No determination of the amount of Plaintiffs' legal fees that Defendants must ultimately pay, if any, will be made until that time.

Item 2.   Changes in Securities.
          ---------------------

          None.

Item 3.   Defaults Upon Senior Securities.
          -------------------------------

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

          On November 13, 2001, the annual meeting of stockholders was held. Vincent Cainkar, Sheila Donoghue, and Jay D. Johnson were elected to serve as directors with terms expiring in 2004. The directors whose terms continued and the years their terms expire are as follows:
          Howard O. Cyrus, Sr. (2002), Dr. Peter Ferrini (2002); Richard J. Lashley (2002); Robert L. Lauer (2002); John P. Hyland (2003); Tula Kavadias (2003); John Wm. Palmer (2003); and Philip T. Rueth (2003). The Company's stockholders also ratified the appointment of Crowe, Chizek and Company LLP as the Company's independent public accountants for the year ending June 30, 2002 and approved the stockholder proposal.

           The following are the results of the annual meeting:

           ELECTION OF DIRECTORS.


                                                            FOR                             WITHHELD
                                                  ---------------------              ----------------------

               Nominees for
              THREE YEAR TERMS                            NUMBER                             NUMBER
         --------------------------               --------------------               --------------------

         Mary Beth Bonaventura                            533,587                              9,318
                                                    -------------------                -------------------
         Lawrence R. Parducci                             533,634                              9,271
                                                    -------------------                -------------------
         Robert A. Vellutini                              536,335                              6,571
                                                    -------------------                -------------------
         Vincent Cainkar                                 1,001,807                            14,000
                                                    -------------------                -------------------
         Sheila Donoghue                                 1,001,807                            14,000
                                                    -------------------                -------------------
         Jay D. Johnson                                  1,001,807                            14,000
                                                    -------------------                -------------------

         RATIFICATION OF INDEPENDENT AUDITORS.
                                                                                                 BROKER
                     FOR                      AGAINST                   ABSTAIN                  NON-VOTE
              -----------------         ------------------        ------------------         ------------

                  1,408,021                   134,282                   12,815                    3,594
              -----------------         ------------------        ------------------         ------------

         STOCKHOLDER PROPOSAL.
                                                                                                  BROKER
                     FOR                      AGAINST                   ABSTAIN                  NON-VOTE
              -----------------         ------------------        ------------------         ------------

                   926,371                    549,990                   78,757                    3,594
              -----------------         ------------------        ------------------         ------------


Item 5.    Other Information.
           -----------------

           None.

Item 6.    Exhibits and Reports On Form 8-K.
           ---------------------------------

           (a)    Exhibits


                    3.1 Certificate of Incorporation of Security Financial Bancorp, Inc. (1)


                    3.2  Amended Bylaws of Security Financial Bancorp, Inc. (6)


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


                    (6) Incorporated herein by reference from the exhibits to the Form 10-KSB for the year ended June 30, 2001, filed September 28, 2001.


              (b)    Reports on Form 8-K.

                          On August 29, 2001, the Company filed a Current Report
                    on Form 8-K attaching as an exhibit a press release regarding a complaint filed by PLC Capital LLC and certain persons affiliated with it (including two of the Company's present directors) filed in the Court of Chancery of the State of Delaware against the Company and its remaining directors styled PL --- CAPITAL LLC ET AL. V. BONAVENTURA, ET AL., Civil Action No. 19068.
                    -----------------------------------------

                           On September 7, 2001, the Company filed an amended
                    Current Report on Form 8-K/A correcting certain dates provided in the Current Report on Form 8-K filed August 29, 2001.

                            On October 2, 2001, the Company filed a Current
                    Report on Form 8-K attaching as an exhibit a press release reporting that the Court of Chancery of the State of Delaware in the case of PL CAPITAL LLC ET AL. V. BONAVENTURA, ET AL. had ruled that as a matter of law, the risk of nonpublication was borne by the Company, and because the July 13 press release was not in fact published, the Company cannot enforce its advance notice bylaw against Mr. Cainkar, who filed an intent to nominate directors with the Company less than 90 days prior to the Company's upcoming annual meeting.


                                   SIGNATURES

       In accordance with the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           SECURITY FINANCIAL BANCORP, INC.


Date:      November 14, 2001           By:    /s/John P. Hyland
                                              -----------------
                                              John P. Hyland
                                              President and Chief Executive
                                              Officer

Date:      November 14, 2001           By:    /s/ Patrick J. Hunt
                                              -------------------
                                              Patrick J. Hunt
                                              Executive Vice President and Chief
                                              Financial Officer