Form 10-Q
period 2001-12-31
SECURITY FINANCIAL BANCORP INC
filed 2002-02-14
CIK 1094635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       or

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

                   9321 WICKER AVENUE, ST. JOHN, INDIANA 46373
--------------------------------------------------------------------------------
              (Address of principal executive offices and ZIP code)

                                 (219) 365-4344
--------------------------------------------------------------------------------
                         (Registrant's telephone number)

                                 Not Applicable
--------------------------------------------------------------------------------
        (Former name, former address, and former fiscal year, if changes since last report)

             Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X)] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 1, 2002, Security Financial had 1,868,256 shares outstanding.

                        SECURITY FINANCIAL BANCORP, INC.
                                    FORM 10-Q


                                      INDEX


                                                                                       PAGE

PART I:     FINANCIAL INFORMATION FOR SECURITY FINANCIAL
            BANCORP, INC.
            Item 1.   Financial Statements (Unaudited)

                Consolidated Balance Sheets at December 31, 2001
                  and June 30, 2001                                                    3
                Consolidated Statements of Income for the Three and Six
                  Months Ended December 31, 2001 and 2000                            4 and 5
                Consolidated Statement of Changes in Stockholders' Equity
                  for the Six Months Ended December 31, 2001                           6
                Consolidated Statements of Cash Flows for the Six Months
                  Ended December 31, 2001 and 2000                                     7
                Notes to Consolidated Financial Statements                             8

            Item 2.   Management's Discussion and Analysis and Results
              of Operations                                                           10


PART II:    OTHER INFORMATION

            Item 1.   Legal Proceedings                                               19
            Item 2.   Changes in Securities                                           19
            Item 3.   Defaults Upon Senior Securities                                 19
            Item 4.   Submission of Matters to a Vote of Security Holders             19
            Item 5.   Other Information                                               19
            Item 6.   Exhibits and Reports on Form 8-K                                19


SIGNATURES                                                                            21

                        PART I--FINANCIAL INFORMATION FOR
                        SECURITY FINANCIAL BANCORP, INC.


Item 1.  FINANCIAL STATEMENTS.
         ---------------------

                        SECURITY FINANCIAL BANCORP, INC.
                           Consolidated Balance Sheets
                       December 31, 2001 and June 30, 2001
                                   (Unaudited)
                    (Dollars in thousands, except per share)


                                                                            December 31,     June 30,
                                                                                2001           2001
                                                                                ----           ----
Assets:
Cash and due from financial institutions                                    $     5,423   $     4,938
Interest-bearing deposits in financial institutions                              22,102        21,563
                                                                            -----------   -----------
    Cash and cash equivalents                                                    27,525        26,501
Securities available for sale                                                    41,689        46,197
Loans held for sale                                                               1,349         1,139
Loans receivable, net of allowance for loan losses of $1,522 at
  December 31, 2001 and $1,486 at June 30, 2001                                 109,497       111,147
Federal Home Loan Bank stock                                                      5,300         5,300
Cash surrender value of life insurance policies                                   6,337         6,164
Other real estate owned                                                             156           197
Premises and equipment, net                                                       5,186         5,414
Accrued interest receivable and other assets                                      1,957         2,858
                                                                            -----------   -----------

    Total assets                                                            $   198,996   $   204,917
                                                                            ===========   ===========

Liabilities and Stockholders' Equity:
Liabilities:
    Demand, NOW and money market deposits                                   $    20,100   $    20,568
    Savings                                                                      41,993        38,951
    Time deposits                                                                83,860        89,981
                                                                            -----------   -----------
       Total deposits                                                           145,953       149,500

    Federal Home Loan Bank advances                                              15,000        15,000
    Other borrowed funds                                                             50           100
    Advances from borrowers for taxes and insurance                                 237           428
    Accrued interest and other liabilities                                          699         1,819
                                                                            -----------   -----------
       Total liabilities                                                        161,939       166,847

Stockholders' Equity:
    Common stock                                                                    194           194
    Additional paid-in capital                                                   18,383        18,461
    Unearned ESOP                                                                (1,344)       (1,396)
    Unearned stock awards                                                        (1,073)            -
    Treasury stock                                                                 (345)            -
    Retained earnings, substantially restricted                                  21,274        20,940
    Accumulated other comprehensive loss                                            (32)         (129)
                                                                            -----------   -----------
       Total stockholders' equity                                                37,057        38,070
                                                                            -----------   -----------

          Total liabilities and stockholders' equity                        $   198,996   $   204,917
                                                                            ===========   ===========

          See accompanying notes to consolidated financial statements.

                        SECURITY FINANCIAL BANCORP, INC.
                        Consolidated Statements of Income
              For the Three Months Ended December 31, 2001 and 2000
                                   (Unaudited)
                                 (In thousands)


                                                                             2001              2000
                                                                             ----              ----
Interest and dividend income:
    Loans, including fees                                                $     2,123      $     2,637
    Securities                                                                   774              777
    Other interest-earning assets                                                150              151
                                                                         -----------      -----------
       Total interest income                                                   3,047            3,565

Interest expense:
    Deposits                                                                   1,215            1,645
    Federal Home Loan Bank advances                                              193                -
    Other borrowed funds                                                           1                2
                                                                         -----------      -----------
       Total interest expense                                                  1,409            1,647
                                                                         -----------      -----------

    Net interest income                                                        1,638            1,918
    Provision for loan losses                                                     45               25
                                                                         -----------      -----------
       Net interest income after provision for loan losses                     1,593            1,893

Noninterest income:
    Service charges and other fees                                                84               60
    Loan charges and servicing fees                                               59               60
    Gain on sale of loans from secondary market activities                        70               12
    Gain (loss) on sale of other real estate owned                                 8               12
    Increase in cash surrender value on Bank-owned life insurance                 87                -
    Other                                                                        125              101
                                                                         -----------      -----------
       Total noninterest income                                                  433              245

Noninterest expense:
    Compensation and benefits                                                    826              852
    Occupancy and equipment                                                      295              358
    Advertising and promotions                                                    27               44
    Data processing                                                               63              103
    Legal fees                                                                   394               45
    Other                                                                        292              359
                                                                         -----------      -----------
       Total noninterest expense                                               1,897            1,761
                                                                         -----------      -----------

Income before income taxes                                                       129              377
Income taxes                                                                      16              106
                                                                         -----------      -----------

    Net income                                                           $       113      $       271
                                                                         ===========      ===========

Earnings per share - basic                                               $      .07               .15

Earnings per share - diluted                                             $      .06               .15

Comprehensive income (loss)                                              $     (177)      $       419


           See accompanying notes to consolidated financial statements.

                        SECURITY FINANCIAL BANCORP, INC.
                        Consolidated Statements of Income
               For the Six Months Ended December 31, 2001 and 2000
                                   (Unaudited)
                                 (In thousands)


                                                                          2001               2000
                                                                          ----               ----
Interest and dividend income:
    Loans, including fees                                               $     4,335   $     5,362
    Securities                                                                1,698         1,478
    Other interest-earning assets                                               379           306
                                                                        -----------   -----------
       Total interest income                                                  6,412         7,146

Interest expense:
    Deposits                                                                  2,639         3,242
    Federal Home Loan Bank advance                                              386             -
    Borrowed funds                                                                2             2
                                                                        -----------   -----------
       Total interest expense                                                 3,027         3,244
                                                                        -----------   -----------

    Net interest income                                                       3,385         3,902
    Provision for loan losses                                                    90            90
                                                                        -----------   -----------
       Net interest income after provision for loan losses                    3,295         3,812

Noninterest income:
    Service charges and other fees                                              161           121
    Loan charges and servicing fees                                             115           119
    Gain on sale of loans from secondary market activities                      100            32
    Gain (loss) on sale of other real estate owned                               40           (28)
    Increase in cash surrender value of life insurance                          173             -
    Other                                                                       240           207
                                                                        -----------   -----------
       Total noninterest income                                                 829           451

Noninterest expense:
    Compensation and benefits                                                 1,646         1,751
    Occupancy and equipment                                                     604           735
    Advertising and promotions                                                   57           120
    Data processing                                                             155           208
    Legal fees                                                                  630            88
    Other                                                                       397           615
                                                                        -----------   -----------
       Total noninterest expense                                              3,689         3,517
                                                                        -----------   -----------

Income before income taxes                                                      435           746
Income taxes                                                                    101           106
                                                                        -----------   -----------

    Net income                                                          $       334   $       640
                                                                        ===========   ===========

Earnings per share - basic                                              $       .19   $       .36

Earnings per share - diluted                                            $       .19   $       .36

Comprehensive income                                                    $       431   $       804

           See accompanying notes to consolidated financial statements.

                        SECURITY FINANCIAL BANCORP, INC.
            Consolidated Statement of Changes in Stockholders' Equity
                   For the Six Months Ended December 31, 2001
                                   (Unaudited)
                                 (In thousands)


                                                                                           Accumulated
                                                                                              Other                  Total
                                          Additional               Unearned               Comprehensive             Stock-
                                 Common    Paid-In     Unearned      Stock     Retained      Income     Treasury   holders'
                                  Stock     Capital      Esop       Awards     Earnings      (Loss)       Stock     Equity
                                  -----     -------      ----       ------     --------      ------       -----     ------

Balance at July 1, 2001       $     194   $  18,461   $  (1,396)  $       -   $  20,940   $    (129)   $      -  $   38,070
ESOP shares earned                    -          47          52           -           -           -           -          99
Stock awards issued
  - 69,834 shares                     -        (125)          -      (1,187)          -           -       1,312           -
Stock awards earned                   -           -           -         114           -           -           -         114
Purchase 88,038 shares
  of treasury stock                   -           -           -           -           -           -      (1,657)     (1,657)

Comprehensive income:
    Net income                        -           -           -           -         334           -           -         334
    Change in unrealized gain
      on securities available-
      for-sale                        -           -           -           -           -          97           -          97
       Total comprehensive                                                                                         --------
         income                                                                                                         431
                              ---------   ---------   ---------   ---------   ---------   ---------    --------    --------

Balance at December 31,
  2001                        $     194   $  18,383   $  (1,344)  $  (1,073)  $  21,274   $     (32)   $   (345) $   37,057
                              =========   =========   =========   =========   =========   =========    ========  ==========

















           See accompanying notes to consolidated financial statements.

                        SECURITY FINANCIAL BANCORP, INC.
                      Consolidated Statements of Cash Flows
                 For Six Months Ended December 31, 2001 and 2000
                                   (Unaudited)
                                 (In thousands)


                                                                                          2001           2000
                                                                                          ----           ----
Cash flows from operating activities:
    Net income                                                                        $       334   $       640
    Adjustments to reconcile net income to net cash from
      operating activities:
       Depreciation                                                                           269           319
       Provision for loan losses                                                               90            90
       (Gain) loss on other real estate owned                                                 (40)           28
       Origination and purchase of loans held for sale                                     (8,169)       (3,805)
       Proceeds from sales of loans held for sale                                           8,059         3,883
       Gain on sale of loans for secondary market                                            (100)          (32)
       ESOP expense                                                                            99            83
       Stock award expenses                                                                   114             -
       Accretion of discount on securities                                                   (160)         (188)
       Increase in cash surrender value of life insurance                                    (173)            -
       Change in other assets                                                                 836          (147)
       Change in other liabilities                                                         (1,120)         (201)
                                                                                      -----------   -----------
          Net cash from operating activities                                                   39           670

Cash flows from investing activities:
    Proceeds from maturities and calls of securities available for sale                    24,202        16,940
    Principal payments on securities available for sale                                     1,140           610
    Purchase of securities available for sale                                             (20,512)      (28,240)
    Change in loans                                                                         1,499         8,228
    Investment in life insurance policies                                                       -        (3,000)
    Change in premises and equipment, net                                                     (41)         (462)
    Proceeds from sale of other real estate                                                   142           267
                                                                                      -----------   -----------
       Net cash from investing activities                                                   6,430        (5,657)

Cash flows from financing activities:
    Change in deposits                                                                     (3,547)       (1,544)
    Change in advance payments by borrowers for taxes and insurance                          (191)         (113)
    Proceeds from other borrowed funds                                                          -           150
    Repayments of other borrowed funds                                                        (50)            -
    Change in Federal Home Loan Bank line of credit                                             -         2,313
    Purchase of treasury stock                                                             (1,657)            -
                                                                                      -----------   -----------
       Net cash for financing activities                                                   (5,445)          806
                                                                                      -----------   -----------

Net increase (decrease) in cash and cash equivalents                                        1,024        (4,181)

Cash and cash equivalents at beginning of period                                           26,501         9,854
                                                                                      -----------   -----------

Cash and cash equivalents at end of period                                            $    27,525   $     5,673
                                                                                      ===========   ===========

Supplemental disclosures of cash flow information: Cash paid during the period for:
       Interest                                                                       $     3,057   $     3,216
       Taxes                                                                                  400             -

    Transfer from loans to foreclosed real estate                                              61            43


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

(2)   Accounting Principles

      The accompanying unaudited financial statements of Security Financial, have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the current fiscal year.

      These financial statements should be read in conjunction with the consolidated financial statements included in Security Financial's June 30, 2001 Form 10-KSB.

(3)   Earnings Per Share

      The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the quarters ended December 31, 2001 and 2000:


                                                                2001            2000
                                                                ----            ----
      Basic
          Net income                                         $       113    $       271
                                                             ===========    ===========

          Weighted average common shares outstanding               1,721          1,791
                                                             ===========    ===========

               Basic earnings per common share               $       .07    $       .15
                                                             ===========    ===========


                                                                        2001            2000
                                                                        ----            ----
      Diluted
          Net income                                                 $       113    $       271
                                                                     ===========    ===========

          Weighted average common shares outstanding                       1,721          1,791
          Diluted effect of stock options and stock awards                    24              -
                                                                     -----------    -----------

          Diluted average common shares                                    1,745          1,791
                                                                     ===========    ===========

          Diluted earnings per share                                 $       .06    $       .15
                                                                     ===========    ===========

         The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the six months ended December 31, 2001 and 2000:


                                                                        2001            2000
                                                                        ----            ----
      Basic
          Net income                                                 $       334    $       640
                                                                     ===========    ===========

          Weighted average common shares outstanding                       1,744          1,791
                                                                     ===========    ===========

               Basic earnings per common share                       $       .19    $       .36
                                                                     ===========    ===========

      Diluted
          Net income                                                 $       334    $       640
                                                                     ===========    ===========

          Weighted average common shares outstanding                       1,744          1,791
          Diluted effect of stock options and stock awards                    20              -
                                                                     -----------    -----------

          Diluted average common shares                                    1,764          1,791
                                                                     ===========    ===========

          Diluted earnings per share                                 $       .19    $       .36
                                                                     ===========    ===========

         At December 31, 2001, options to purchase 17,445 shares and 3,000 unearned stock awards were not included in the computation of diluted earnings per share because the options' exercise price and the stock awards' grant price were greater than the average market price of the common stock for the quarter and six-month period and were therefore antidilutive.

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

General

         The Company is engaged primarily in attracting deposits from the general public and using such deposits to originate loans secured by one-to-four-family residential real estate properties, commercial real estate properties located in its market area and, to a lesser extent, consumer and other loans primarily in its market areas and to acquire securities. The Company's revenues are derived principally from interest earned on loans and securities, gains from sales of first mortgage loans in the secondary market, and fees from other banking-related services. The operations of the Company are influenced significantly by general economic conditions and by policies of financial institution regulatory agencies, primarily the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The Company's cost of funds is influenced by interest rates on competing investments and general market interest rates. Lending activities and mortgage loan sales volumes are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financings may be offered.

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

      The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended December 31, 2001 and should be read in conjunction with Security Financial's unaudited consolidated financial statements and the notes thereto, appearing in Part I,
Item 1 of this document.

Comparison of Financial Condition at December 31, 2001 and June 30, 2001.

       Total assets decreased by $5.9 million to $199.0 million at December 31, 2001 from $204.9 million at June 30, 2001.

       Total loans declined to $109.5 million at December 31, 2001 from $111.1 million at June 30, 2001, or 1.4%. Residential mortgage loan balances declined due to loans being paid down or refinanced in the lower interest rate environment. These balances were not replaced by new originations because the Bank sells the majority of the fixed rate long-term mortgages that it originates. Consumer loans continued to decline as loans from the Bank's discontinued indirect lending program pay down.

       Total deposits decreased to $146.0 million at December 31, 2001, from $149.5 million at June 30, 2001, a decline of 2.3% as management let higher-priced funding sources run off. Time deposits decreased by $6.1 million, savings accounts increased by $3.0 million and other deposits decreased by $400,000.

     Total stockholders' equity at December 31, 2001 was $37.1 million compared to $38.1 million at June 30, 2001. The decrease resulted from the purchase of treasury stock totaling $1.7 million. Of the treasury stock purchased $1.3 million was allocated to the Company's Stock-Based Incentive Plan. This was partially offset by Security Financial's net income for the six months ended December 31, 2001 of $334,000; and a $97,000 increase in the fair value of securities available for sale, net of taxes.

Comparison of Operating Results for the Three Months Ended December 31, 2001 and 2000

       General. Net income for the three-month period ended December 31, 2001 was $113,000 compared to net income of $271,000 for the comparable period in 2000, a decrease of $158,000. The decrease is primarily attributable to legal fees and other expenses incurred by the Company related to a shareholder lawsuit in the current period and a $280,000 decrease in net interest income. These declines were partially offset by a $188,000 increase in noninterest income and a $90,000 decrease in income tax expense.

       Interest Income. Interest income for the quarter ended December 31, 2001 was $3.0 million compared to $3.6 million for the quarter ended December 31, 2000, a decrease of $518,000, or 14.5%. The decrease was primarily attributable to a significant decrease in the yield earned on our interest earning assets which decreased to 6.61% for the three-month period ended December 31, 2001 from 8.09% for the same period in 2000. The decrease in interest income due to changes in rate was offset slightly by an increase in the average balance of interest earning assets to $184.5 million for the three months ended December 31, 2001 from $176.3 million for the same period in 2000. The yield earned on the Company's cash balances decreased approximately 360 basis points for the compared periods.

       Interest Expense. Interest expense for the quarter ended December 31, 2001 was $1.4 million compared to $1.6 million for the quarter ended December 31, 2000, a decrease of $238,000 or 14.5%. The decrease was primarily attributable to a significant decrease in the rates paid on interest bearing liabilities. The Company's interest expense to average interest-earning assets decreased to 3.05% for the three-month period ended December 31, 2001 from 3.74% for the same period in 2000. Our cost of funds decreased to 3.53% for the three months ended December 31, 2001 from 4.50% for the three months ended December 31, 2000, reflecting a general decrease in interest rates in the quarter ended December 31, 2001. The decrease in interest expense due to changes in rate was offset partially by an increase in the average balance of interest-bearing liabilities to $159.8 million for the quarter ended December 31, 2001 from $146.5 million during the quarter ended December 31, 2000. The increase in the average balance of interest-bearing liabilities was due primarily to an increase in advances from the Federal Home Loan Bank of Indianapolis in 2001.

       Net Interest Income. Net interest income decreased to $1.6 million for the three-month period ended December 31, 2001 from $1.9 million, a decrease of $280,000, or 14.6%. The net interest margin decreased to 3.55% from 4.35% during the same periods. The decrease in the net interest margin is attributable primarily to a significant decrease in market interest rates, particularly on the short end of the yield curve.

       Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, we evaluate larger commercial, commercial real estate, and construction loans individually for impairment based upon collateral values, adverse situations that may affect the borrowers ability to repay, and other factors. Smaller balance homogeneous mortgaged consumer loans are evaluated independently based upon loss factors derived from historical loss experience, peer group information, and similar factors adjusted for current economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management made provisions of $45,000 and $25,000 for the three months ended December 31, 2001 and 2000, respectively. We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for both periods. The provision for the three months ended December 31, 2001 reflects an increase in loans classified as substandard from $2.3 million at September 30, 2001 to $3.0 million at December 31, 2001. The allowance for loan losses was $1.5 million, or 1.37%, of loans outstanding at December 30, 2001, as compared with $1.5 million, or 1.32%, of loans outstanding at June 30, 2001. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates. Management assesses the allowance for loan losses on a monthly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2001 is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

       Noninterest Income. Noninterest income was $433,000 for the three months ended December 31, 2001 compared to $245,000 for the three-month period ended December 31, 2000, an increase of $188,000, or 76.7%. The increase is primarily attributable to $87,000 of income on bank owned life insurance that was purchased during the 2nd and 3rd quarters of fiscal 2001, a $58,000 increase in gains on the sale of mortgage loans from secondary market activities and an increase in service charges on deposit accounts of $24,000.

       Noninterest Expense. Noninterest expense for the quarter ended December 31, 2001 was $1.9 million compared to $1.8 million for the quarter ended December 31, 2000, an increase of $136,000, or 7.7%. The increase was primarily attributable to legal fees of $394,000 for the quarter ended December 31, 2001 compared to $45,000 for the quarter ended December 31, 2000. Of the $394,000 in legal fees, $285,000 will be paid to PL Capital LLC in a one-time settlement of their legal fees associated with the lawsuit styled PL CAPITAL LLC ET AL. V. BONAVENTURA, ET AL. Reimbursement of a portion of the legal fees is expected to be received from the Company's insurance provider. The increase was partially offset by a $63,000 reduction in occupancy and equipment expense, a $40,000 decrease in data processing expense, and a $26,000 reduction in compensation and benefits expense.

       Income Taxes. Tax net operating loss carry forwards were fully utilized during the quarter ended December 31, 2000, causing the Company to begin recognizing income tax expense. The Company recorded income tax expense of $16,000 for the three months ended December 31, 2001. This compares to $106,000 of income tax expense for the quarter ended December 31, 2000.

Comparison of Operating Results for the Six Months Ended December 31, 2001 and 2000

       General. Net income for the six-month period ended December 31, 2001 was $334,000 compared to net income of $640,000 for the comparable period in 2000, a decrease of $306,000. The decrease is primarily attributable to legal fees and other expenses incurred by the Company related to a shareholder lawsuit in the current period.

       Interest Income. Interest income for the six months ended December 31, 2001 was $6.4 million compared to $7.1 million for the six months ended December 31, 2000, a decrease of $734,000, or 10.3%. The decrease was primarily attributable to a significant decrease in the yield earned on our interest earning assets which decreased to 6.91% for the six-month period ended December 31, 2001 from 8.08% for the same period in 2000. The decrease in interest income due to changes in rate was offset slightly by an increase in the average balance of interest earning assets to $185.8 million for the six months ended December 31, 2001 from $176.8 million for the same period in 2000. The yield earned on the Company's cash balances decreased approximately 296 basis points for the compared periods.

       Interest Expense. Interest expense for the six months ended December 31, 2001 was $3.0 million compared to $3.2 million for the six months ended December 31, 2000, a decrease of $217,000 or 6.7%. The decrease was primarily attributable to a significant decrease in the rate paid on interest bearing liabilities. The Company's interest expense to average interest-earning assets decreased to 3.26% for the six-month period ended December 31, 2001 from 3.67% for the same period in 2000. Our cost of funds decreased to 3.69% for the six months ended December 31, 2001 from 4.42% for the six months ended December 31, 2000, reflecting a general decrease in interest rates in the six-month period ended December 31, 2001. The decrease in interest expense due to changes in rate was offset partially by an increase in the average balance of interest-bearing liabilities to $163.9 million for the six months ended December 31, 2001 from $146.9 million for the six months ended December 31, 2000. The increase in the average balance of interest-bearing liabilities was due primarily to an increase in advances from the Federal Home Loan Bank of Indianapolis in 2001.

       Net Interest Income. Net interest income decreased to $3.4 million for the six-month period ended December 31, 2001 from $3.9 million, a decrease of $517,000, or 13.3%. The net interest margin decreased to 3.65% from 4.41% during the same periods. The decrease in the net interest margin is attributable primarily to a significant decrease in market interest rates, particularly on the short end of the yield curve.

       Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management made provisions of $90,000 for the six months ended June 30, 2001 and 2000. We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for both periods. The provision for the six months ended December 31, 2001 reflects an increase in loans classified as substandard from $2.1 million at June 30, 2001 to $3.0 million at December 31, 2001.

       Noninterest Income. Noninterest income was $829,000 for the six months ended December 31, 2001 compared to $451,000 for the six months ended December 31, 2000, an increase of $378,000, or 83.8%. The increase is primarily attributable to $173,000 of income on bank owned life insurance that was purchased during the 2nd and 3rd quarters of fiscal 2001, an increase in gains on the sale of mortgage loans from secondary market activities of $68,000, gains on the sale of other real estate owned of $40,000 in the current period versus a $28,000 loss in the comparable period and an increase in service charges on deposit accounts of $40,000.

       Noninterest Expense. Noninterest expense for the six months ended December 31, 2001 was $3.7 million compared to $3.5 million for the six months ended December 31, 2000, an increase of $172,000, or 4.9%. The increase is primarily attributable to a $542,000 increase in legal fees, a majority of which related to one-time costs associated with a shareholder lawsuit for the compared periods. Reimbursement of a portion of the legal fees is expected to be received from the Company's insurance provider. The increase was partially offset by a $131,000 reduction in occupancy and equipment expense, a $105,000 reduction in compensation and benefits expense, a $61,000 reduction in advertising and promotion expense and a $53,000 decrease in data processing expense.

       Income Taxes. Tax net operating loss carry forwards were fully utilized during the quarter ended December 31, 2000, causing the Company to begin recognizing income tax expense. The Company recorded income tax expense of $101,000 for the six months ended December 31, 2001. This compares to $106,000 of income tax expense for the six months ended December 31, 2000.

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

         The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Cash flows provided by operating activities were $81,000 and $670,000 for the six months ended December 31, 2001 and 2000, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturation and calls of securities. Net cash from financing activities consisted primarily of the activity in deposit and escrow accounts and the purchase of treasury stock.

         The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, lending, and investing activities during any given period. At December 31, 2001, cash and cash equivalents totaled $27.5 million. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize the sale of securities available for sale, federal funds purchased, and Federal Home Loan Bank advances as a source of funds. At December 31, 2001, the Company had the ability to borrow a total of approximately $29.7 million from the Federal Home Loan Bank of Indianapolis. On that date, the Company had $15.0 million of outstanding advances.

         At December 31, 2001, the Company had outstanding commitments to originate loans of $4.8 million. Of this total, $1.6 million had fixed rates and $3.2 million had not locked in a rate yet. These loans are to be secured by properties located in its market area. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through FHLB borrowings. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2001 totaled $69.0 million. Management believes, based on past experience, that a significant portion of such deposits will remain with the Company. Based on the foregoing, in addition to the Company's high level of core deposits and capital, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

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

                                                                                              Requirement
                                                                                              to Be Well
                                                                Requirement                Capitalized Under
                                                                for Capital                Prompt Corrective
                                                                 Adequacy                       Action
                                  Actual                         Purposes                     Provisions
                                  ------                         --------                     ----------
                           Amount         Ratio          Amount         Ratio          Amount           Ratio
                           ------         -----          ------         -----          ------           -----
As of December 31, 2001:
    Total capital
      (to risk-
      weighted
      assets)         $    30,144          26.1%     $     9,241           8.0%     $    11,551          10.0%
    Tier 1 capital
      (to risk-
      weighted
      assets)              28,807          24.9            4,621           4.0            6,931           6.0
    Core capital
      (to adjusted
      assets)              28,807          14.9            7,760           4.0            9,700           5.0

As of June 30, 2001:
    Total capital
      (to risk-
      weighted
      assets)         $    29,129          25.2%     $     9,250           8.0%     $    11,563          10.0%
    Tier 1 capital
      (to risk-
      weighted
      assets)              27,923          24.1            4,625           4.0            6,938           6.0
    Core capital
      (to adjusted
      assets)              27,923          13.9            8,026           4.0           10,032           5.0

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

         In July 2001, the FASB also issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which requires that goodwill no longer be amortized to earnings but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142, which for most companies will be January 1, 2002. This pronouncement will not have a material effect on the Company's financial statements.

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

         The Board has taken a number of steps to manage Security Federal's vulnerability to changes in interest rates. First, Security Federal uses customer service and marketing efforts to increase Security Federal's noncertificate accounts. At December 31, 2001, $62.1 million, or 43%, of Security Federal's deposits consisted of demand, NOW, money market accounts, and savings. Security Federal believes that these accounts represent "core" deposits, which are generally somewhat less interest rate sensitive than other types of deposit accounts. Second, while Security Federal continues to originate 30-year, fixed-rate residential loans, all such loans are sold in the secondary market. Currently, over 45% of Security Federal's loans carry adjustable interest rates. Finally, Security Federal has focused a significant portion of its investment activities on securities with terms of five years or less. At December 31, 2001, $5.4 million, or 13%, of Security Federal's securities had terms to maturity of five years or less based on their carrying value in addition to Security Federal's mortgage-backed securities, which provide for regular principal repayments.

         The Office of Thrift Supervision provides the Company with the information presented in the following table. It presents the change in the Company's net portfolio value at September 30, 2001 that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without effect to any steps that management might take to counteract that change.


         Change in                                                                        NPV as % of
      Interest Rates                                                               Portfolio Value of Assets
                                                                                   -------------------------
      in Basis Points                 Net Portfolio Value                         NPV              Basis Point
                                      -------------------
       (Rate Shock)       Amount           $ Change         % Change             Ratio               Change
       ------------       ------           --------         --------             -----               ------
                                    (Dollars in thousands)

           300        $    27,297           (8,222)            (23.2)%          13.84%              -326 bp
           200             29,999           (5,521)          (15.5)             14.95               -215 bp
           100             32,769           (2,750)           (7.7)             16.05               -105 bp
        Static             35,519                -               -              17.10                     -
         (100)             35,611               92               .3             17.06                 -4 bp
         (200)             36,001              482              1.4             17.13                 +3 bp

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

                         PART II--OTHER INFORMATION FOR
                        SECURITY FINANCIAL BANCORP, INC.


Item 1.    LEGAL PROCEEDINGS.

           On August 22, 2001, PL Capital LLC and certain persons affiliated with it (including two of Security Financial's present directors) filed a lawsuit in the Court of Chancery of the State of Delaware against Security Financial and its remaining directors styled PL CAPITAL LLC ET AL. V. BONAVENTURA, ET AL., Civil Action No. 19068. A description of this action and the Court's ruling are found in the Company's Current Reports on Form 8-K filed with the Securities and Exchange Commission and referred to below in Part II, Item 6 of this Quarterly Report on Form 10-Q. Following the Court's ruling, the Plaintiffs sought reimbursement of their legal fees from the Defendants. The Defendants and the Plaintiffs have agreed in principle to settle this matter for an amount of $285,000.

Item 2.    CHANGES IN SECURITIES.

           None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES.

           None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.

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


                  (2) Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended March 31, 2000, filed May 12, 2000.


                  (3) Incorporated herein by reference from the exhibits to the Form 10-KSB for the year ended June 30, 2001, filed September 28, 2000.


                  (4) Incorporated herein by reference from the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, filed September 19, 2000.


                  (5) Incorporated herein by reference from the exhibits to the Form 10-Q for the quarter ended March 31, 2001, filed May 15, 2001.


                  (6) Incorporated herein by reference from the exhibits to the Form 10-KSB for the year ended June 30, 2001, filed September 28, 2001.

           (b) Reports on Form 8-K
                           On October 2, 2001, the Company filed a Current
                  Report on Form 8-K attaching as an exhibit a press release reporting the final disposition of legal action initiated against the Company in August 2001. Specifically, the press release reported that the Court of Chancery of the State of Delaware in the case of PL CAPITAL LLC ET AL. V. BONAVENTURA, ET AL. had ruled that as a matter of law, the risk of nonpublication was borne by the Company, and because a July 13 Company press release was not in fact published, the Company cannot enforce its advance notice bylaw against Mr. Cainkar, a Company shareholder, who filed an intent to nominate directors with the Company less than 90 days prior to the Company's upcoming annual meeting.


                                   SIGNATURES

       In accordance with the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       SECURITY FINANCIAL BANCORP, INC.


Date:      February 14, 2002           By:  /s/ John P. Hyland
                                            -------------------
                                            John P. Hyland
                                            President and Chief Executive
                                            Officer

Date:      February 14, 2002           By:  /s/ Patrick J. Hunt
                                            -------------------
                                            Patrick J. Hunt
                                            Executive Vice President and Chief
                                            Financial Officer