Form 10-Q/A
period 2001-12-31
SECURITY FINANCIAL BANCORP INC
filed 2002-02-22
CIK 1094635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q/A

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

                        SECURITY FINANCIAL BANCORP, INC.
                        Consolidated Statements of Income
              For the Three Months Ended December 31, 2001 and 2000
                                   (Unaudited)
                                 (In thousands)


                                                                             2001              2000
                                                                             ----              ----
Interest and dividend income:
    Loans, including fees                                                $     2,123      $     2,637
    Securities                                                                   775              777
    Other interest-earning assets                                                150              151
                                                                         -----------      -----------
       Total interest income                                                   3,048            3,565

Interest expense:
    Deposits                                                                   1,215            1,645
    Federal Home Loan Bank advances                                              193                -
    Other borrowed funds                                                           1                2
                                                                         -----------      -----------
       Total interest expense                                                  1,409            1,647
                                                                         -----------      -----------

    Net interest income                                                        1,639            1,918
    Provision for loan losses                                                     45               25
                                                                         -----------      -----------
       Net interest income after provision for loan losses                     1,594            1,893

Noninterest income:
    Service charges and other fees                                                85               60
    Loan charges and servicing fees                                               60               60
    Gain on sale of loans from secondary market activities                        69               12
    Gain (loss) on sale of other real estate owned                                10               12
    Increase in cash surrender value on Bank-owned life insurance                 88                -
    Other                                                                        120              101
                                                                         -----------      -----------
       Total noninterest income                                                  432              245

Noninterest expense:
    Compensation and benefits                                                    826              852
    Occupancy and equipment                                                      295              358
    Advertising and promotions                                                    24               44
    Data processing                                                               64              103
    Legal fees                                                                   394               45
    Other                                                                        297              359
                                                                         -----------      -----------
       Total noninterest expense                                               1,900            1,761
                                                                         -----------      -----------

Income before income taxes                                                       126              377
Income taxes                                                                      30              106
                                                                         -----------      -----------

    Net income                                                           $        96      $       271
                                                                         ===========      ===========

Earnings per share - basic                                               $       .06              .15

Earnings per share - diluted                                             $       .06              .15

Comprehensive income (loss)                                              $      (194)     $       419


           See accompanying notes to consolidated financial statements.

                        SECURITY FINANCIAL BANCORP, INC.
                        Consolidated Statements of Income
               For the Six Months Ended December 31, 2001 and 2000
                                   (Unaudited)
                                 (In thousands)


                                                                          2001               2000
                                                                          ----               ----
Interest and dividend income:
    Loans, including fees                                               $     4,335   $     5,362
    Securities                                                                1,698         1,478
    Other interest-earning assets                                               379           306
                                                                        -----------   -----------
       Total interest income                                                  6,412         7,146

Interest expense:
    Deposits                                                                  2,639         3,242
    Federal Home Loan Bank advance                                              386             -
    Borrowed funds                                                                2             2
                                                                        -----------   -----------
       Total interest expense                                                 3,027         3,244
                                                                        -----------   -----------

    Net interest income                                                       3,385         3,902
    Provision for loan losses                                                    90            90
                                                                        -----------   -----------
       Net interest income after provision for loan losses                    3,295         3,812

Noninterest income:
    Service charges and other fees                                              161           121
    Loan charges and servicing fees                                             115           119
    Gain on sale of loans from secondary market activities                      100            32
    Gain (loss) on sale of other real estate owned                               40           (28)
    Increase in cash surrender value of life insurance                          173             -
    Other                                                                       240           207
                                                                        -----------   -----------
       Total noninterest income                                                 829           451

Noninterest expense:
    Compensation and benefits                                                 1,646         1,751
    Occupancy and equipment                                                     604           735
    Advertising and promotions                                                   57           120
    Data processing                                                             155           208
    Legal fees                                                                  630            88
    Other                                                                       597           615
                                                                        -----------   -----------
       Total noninterest expense                                              3,689         3,517
                                                                        -----------   -----------

Income before income taxes                                                      435           746
Income taxes                                                                    101           106
                                                                        -----------   -----------

    Net income                                                          $       334   $       640
                                                                        ===========   ===========

Earnings per share - basic                                              $       .19   $       .36

Earnings per share - diluted                                            $       .19   $       .36

Comprehensive income                                                    $       431   $       804

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

(3)   Earnings Per Share

      The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the quarters ended December 31, 2001 and 2000:


                                                                2001            2000
                                                                ----            ----
      Basic
          Net income                                         $        96    $       271
                                                             ===========    ===========

          Weighted average common shares outstanding               1,721          1,791
                                                             ===========    ===========

               Basic earnings per common share               $       .06    $       .15
                                                             ===========    ===========


                                                                        2001            2000
                                                                        ----            ----
      Diluted
          Net income                                                 $        96    $       271
                                                                     ===========    ===========

          Weighted average common shares outstanding                       1,721          1,791
          Diluted effect of stock options and stock awards                    24              -
                                                                     -----------    -----------

          Diluted average common shares                                    1,745          1,791
                                                                     ===========    ===========

          Diluted earnings per share                                 $       .06    $       .15
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

Comparison of Operating Results for the Three Months Ended December 31, 2001 and 2000

       General. Net income for the three-month period ended December 31, 2001 was $96,000 compared to net income of $271,000 for the comparable period in 2000, a decrease of $175,000. The decrease is primarily attributable to legal fees and other expenses incurred by the Company related to a shareholder lawsuit in the current period and a $279,000 decrease in net interest income. These declines were partially offset by a $187,000 increase in noninterest income and a $76,000 decrease in income tax expense.

       Interest Income. Interest income for the quarter ended December 31, 2001 was $3.0 million compared to $3.6 million for the quarter ended December 31, 2000, a decrease of $517,000, or 14.5%. The decrease was primarily attributable to a significant decrease in the yield earned on our interest earning assets which decreased to 6.61% for the three-month period ended December 31, 2001 from 8.09% for the same period in 2000. The decrease in interest income due to changes in rate was offset slightly by an increase in the average balance of interest earning assets to $184.5 million for the three months ended December 31, 2001 from $176.3 million for the same period in 2000. The yield earned on the Company's cash balances decreased approximately 360 basis points for the compared periods.

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

       Net Interest Income. Net interest income decreased to $1.6 million for the three-month period ended December 31, 2001 from $1.9 million, a decrease of $279,000, or 14.5%. The net interest margin decreased to 3.55% from 4.35% during the same periods. The decrease in the net interest margin is attributable primarily to a significant decrease in market interest rates, particularly on the short end of the yield curve.

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

       Noninterest Income. Noninterest income was $432,000 for the three months ended December 31, 2001 compared to $245,000 for the three-month period ended December 31, 2000, an increase of $187,000, or 76.3%. The increase is primarily attributable to $88,000 of income on bank owned life insurance that was purchased during the 2nd and 3rd quarters of fiscal 2001, a $57,000 increase in gains on the sale of mortgage loans from secondary market activities and an increase in service charges on deposit accounts of $25,000.

       Noninterest Expense. Noninterest expense for the quarter ended December 31, 2001 was $1.9 million compared to $1.8 million for the quarter ended December 31, 2000, an increase of $139,000, or 7.9%. The increase was primarily attributable to legal fees of $394,000 for the quarter ended December 31, 2001 compared to $45,000 for the quarter ended December 31, 2000. Of the $394,000 in legal fees, $285,000 will be paid to PL Capital LLC in a one-time settlement of their legal fees associated with the lawsuit styled PL CAPITAL LLC ET AL. V. BONAVENTURA, ET AL. Reimbursement of a portion of the legal fees is expected to be received from the Company's insurance provider. The increase was partially offset by a $63,000 reduction in occupancy and equipment expense, a $39,000 decrease in data processing expense, and a $26,000 reduction in compensation and benefits expense.

       Income Taxes. Tax net operating loss carry forwards were fully utilized during the quarter ended December 31, 2000, causing the Company to begin recognizing income tax expense. The Company recorded income tax expense of $30,000 for the three months ended December 31, 2001. This compares to $106,000 of income tax expense for the quarter ended December 31, 2000.

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

       Noninterest Expense. Noninterest expense for the six months ended December 31, 2001 was $3.7 million compared to $3.5 million for the six months ended December 31, 2000, an increase of $172,000, or 4.9%. The increase is primarily attributable to a $542,000 increase in legal fees, a majority of which related to one-time costs associated with a shareholder lawsuit for the compared periods. Reimbursement of a portion of the legal fees is expected to be received from the Company's insurance provider. The increase was partially offset by a $131,000 reduction in occupancy and equipment expense, a $105,000 reduction in compensation and benefits expense, a $63,000 reduction in advertising and promotion expense and a $53,000 decrease in data processing expense.

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

         The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Cash flows provided by operating activities were $39,000 and $670,000 for the six months ended December 31, 2001 and 2000, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturation and calls of securities. Net cash from financing activities consisted primarily of the activity in deposit and escrow accounts and the purchase of treasury stock.

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



                                       SECURITY FINANCIAL BANCORP, INC.


Date:      February 22, 2002           By:  /s/ John P. Hyland
                                            -------------------
                                            John P. Hyland
                                            President and Chief Executive
                                            Officer

Date:      February 22, 2002           By:  /s/ Patrick J. Hunt
                                            -------------------
                                            Patrick J. Hunt
                                            Executive Vice President and Chief
                                            Financial Officer