Form 10-Q
period 2002-03-31
SECURITY FINANCIAL BANCORP INC
filed 2002-05-15
CIK 1094635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       or

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 1, 2002, Security Financial had 1,865,256 shares outstanding.

                        SECURITY FINANCIAL BANCORP, INC.
                                    FORM 10-Q


                                      INDEX


                                                                                         Page
                                                                                         ----

PART I:    FINANCIAL INFORMATION FOR SECURITY FINANCIAL
           BANCORP, INC.

           Item 1.  Financial Statements (Unaudited)

               Consolidated Balance Sheets at March 31, 2002
                 and June 30, 2001                                                         3
               Consolidated Statements of Income for the Three and Nine
                 Months Ended March 31, 2002 and 2001                                   4 and 5
               Consolidated Statement of Changes in Stockholders' Equity
                 for the Nine Months Ended March 31, 2002                                  6
               Consolidated Statements of Cash Flows for the Nine Months
                 Ended March 31, 2002 and 2001                                             7
               Notes to Consolidated Financial Statements                                  8

           Item 2.  Management's Discussion and Analysis and Results
             of Operations                                                                10

PART II:   OTHER INFORMATION

           Item 1.  Legal Proceedings                                                     19
           Item 2.  Changes in Securities and Use of Proceeds                             19
           Item 3.  Defaults Upon Senior Securities                                       19
           Item 4.  Submission of Matters to a Vote of Security Holders                   19
           Item 5.  Other Information                                                     19
           Item 6.  Exhibits and Reports on Form 8-K                                      19


SIGNATURES                                                                                21

                        PART I--FINANCIAL INFORMATION FOR
                        SECURITY FINANCIAL BANCORP, INC.


Item 1.  Financial Statements.
         ---------------------

                        SECURITY FINANCIAL BANCORP, INC.
                           Consolidated Balance Sheets
                        March 31, 2002 and June 30, 2001
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                       March 31,       June 30,
                                                                                         2002            2001
                                                                                         ----            ----
Assets:
Cash and due from financial institutions                                               $    5,419    $    4,938
Interest-bearing deposits in financial institutions                                        35,630        21,563
                                                                                       ----------    ----------
    Cash and cash equivalents                                                              41,049        26,501
Securities available for sale                                                              37,002        46,197
Loans held for sale                                                                           934         1,139
Loans receivable, net of allowance for loan losses of $1,522 at
  March 31, 2002 and $1,486 at June 30, 2001                                              102,428       111,147
Federal Home Loan Bank stock                                                                5,300         5,300
Cash surrender value of life insurance policies                                             6,412         6,164
Other real estate owned                                                                       179           197
Premises and equipment, net                                                                 5,102         5,414
Accrued interest receivable and other assets                                                1,766         2,858
                                                                                       ----------    ----------

    Total assets                                                                       $  200,172    $  204,917
                                                                                       ==========    ==========

Liabilities and Stockholders' Equity:
Liabilities:
    Demand, NOW and money market deposits                                              $   21,249    $   20,568
    Savings                                                                                45,912        38,951
    Time deposits                                                                          80,929        89,981
                                                                                       ----------    ----------
       Total deposits                                                                     148,090       149,500

    Federal Home Loan Bank advances                                                        15,000        15,000
    Other borrowed funds                                                                       25           100
    Advances from borrowers for taxes and insurance                                           423           428
    Accrued interest and other liabilities                                                    391         1,819
                                                                                       ----------    ----------
       Total liabilities                                                                  163,929       166,847

Stockholders' Equity:
    Common stock                                                                              194           194
    Additional paid-in capital                                                             18,409        18,461
    Unearned ESOP                                                                          (1,318)       (1,396)
    Unearned stock awards                                                                  (1,013)            -
    Treasury stock                                                                         (1,444)            -
    Retained earnings, substantially restricted                                            21,591        20,940
    Accumulated other comprehensive loss                                                     (176)         (129)
                                                                                       ----------    ----------
       Total stockholders' equity                                                          36,243        38,070
                                                                                       ----------    ----------

          Total liabilities and stockholders' equity                                   $  200,172    $  204,917
                                                                                       ==========    ==========

          See accompanying notes to consolidated financial statements.

                        SECURITY FINANCIAL BANCORP, INC.
                        Consolidated Statements of Income
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)
                      (In thousands, except per share data)


                                                                                2002             2001
                                                                                ----             ----
Interest and dividend income:
    Loans, including fees                                                    $   2,003        $   2,544
    Securities                                                                     685            1,016
    Other interest-earning assets                                                  118              100
                                                                             ---------        ---------
       Total interest income                                                     2,806            3,660

Interest expense:
    Deposits                                                                       990            1,637
    Federal Home Loan Bank advances                                                190                -
    Other borrowed funds                                                             -              175
                                                                             ---------        ---------
       Total interest expense                                                    1,180            1,812
                                                                             ---------        ---------

    Net interest income                                                          1,626            1,848
    Provision for loan losses                                                       45               45
                                                                             ---------        ---------
       Net interest income after provision for loan losses                       1,581            1,803

Noninterest income:
    Service charges and other fees                                                  66               59
    Loan charges and servicing fees                                                 53               53
    Gain on sale of loans from secondary market activities                          59               29
    Gain on sale of other real estate owned                                          2                5
    Increase in cash surrender value of life insurance                              75               79
    Other                                                                          112               93
                                                                             ---------        ---------
       Total noninterest income                                                    367              318

Noninterest expense:
    Compensation and benefits                                                      824              771
    Occupancy and equipment                                                        264              339
    Advertising and promotions                                                      37               35
    Data processing                                                                 24              106
    Legal fees                                                                      32               45
    Other                                                                          285              291
                                                                             ---------        ---------
       Total noninterest expense                                                 1,466            1,587
                                                                             ---------        ---------

Income before income taxes                                                         482              534
Income taxes                                                                       165              187
                                                                             ---------        ---------

    Net income                                                               $     317        $     347
                                                                             =========        =========

Earnings per share - basic and diluted                                       $     .19        $     .19

Comprehensive income                                                         $     172        $     503

          See accompanying notes to consolidated financial statements.

                        SECURITY FINANCIAL BANCORP, INC.
                        Consolidated Statements of Income
                For the Nine Months Ended March 31, 2002 and 2001
                                   (Unaudited)
                                 (In thousands)


                                                                                 2002          2001
                                                                                 ----          ----
Interest and dividend income:
    Loans, including fees                                                     $   6,338     $   7,906
    Securities                                                                    2,383         2,494
    Other interest-earning assets                                                   497           406
                                                                              ---------     ---------
       Total interest income                                                      9,218        10,806

Interest expense:
    Deposits                                                                      3,629         4,879
    Federal Home Loan Bank advance                                                  576           177
    Borrowed funds                                                                    2             -
                                                                              ---------     ---------
       Total interest expense                                                     4,207         5,056
                                                                              ---------     ---------

    Net interest income                                                           5,011         5,750
    Provision for loan losses                                                       135           135
                                                                              ---------     ---------
       Net interest income after provision for loan losses                        4,876         5,615

Noninterest income:
    Service charges and other fees                                                  227           179
    Loan charges and servicing fees                                                 168           172
    Gain on sale of loans from secondary market activities                          159            61
    Gain on sale of other real estate owned                                          42            17
    Increase in cash surrender value of life insurance                              248            79
    Other                                                                           352           289
                                                                              ---------     ---------
       Total noninterest income                                                   1,196           797

Noninterest expense:
    Compensation and benefits                                                     2,470         2,522
    Occupancy and equipment                                                         868         1,074
    Advertising and promotions                                                       94           150
    Data processing                                                                 179           314
    Legal fees                                                                      662           133
    Other                                                                           882           940
                                                                              ---------     ---------
       Total noninterest expense                                                  5,155         5,133
                                                                              ---------     ---------

Income before income taxes                                                          917         1,279
Income taxes                                                                        266           292
                                                                              ---------     ---------

    Net income                                                                $     651     $     987
                                                                              =========     =========

Earnings per share - basic                                                    $     .38     $     .55
Earnings per share - diluted                                                  $     .37     $     .55

Comprehensive income                                                          $     604     $   1,307

          See accompanying notes to consolidated financial statements.

                        SECURITY FINANCIAL BANCORP, INC.
            Consolidated Statement of Changes in Stockholders' Equity
                    For the Nine Months Ended March 31, 2002
                                   (Unaudited)
                                 (In thousands)


                                                                                       Accumulated
                                                                                          Other                   Total
                                         Additional              Unearned              Comprehensive              Stock-
                                Common     Paid-In   Unearned      Stock     Retained     Income      Treasury    holders'
                                Stock     Capital      Esop        Awards     Earnings    (Loss)       Stock      Equity
                               -------   ----------  ---------    --------   ---------   ---------    --------   ---------

Balance at July 1, 2001        $   194   $  18,461   $  (1,396)   $      -   $  20,940   $    (129)   $      -   $  38,070
ESOP shares earned                   -          73          78           -           -           -           -         151
Stock awards issued
  - 72,834 shares                    -        (125)          -      (1,187)          -           -       1,312           -
Stock awards earned                  -           -           -         174           -           -           -         174
Purchase 143,038 shares
  of treasury stock                  -           -           -           -           -           -      (2,756)     (2,756)

Comprehensive income:
   Net income                        -           -           -           -         651           -           -         651
   Change in unrealized loss
     on securities available-
     for-sale                        -           -           -           -           -         (47)          -         (47)
                                                                                                                 ---------
       Total comprehensive
         income                                                                                                        604
                               -------   ----------  ---------    --------   ---------   ---------    --------   ---------

Balance at March 31,
  2002                         $   194   $   18,409  $  (1,318)   $ (1,013)  $  21,591   $    (176)   $ (1,444)  $  36,243
                               =======   ==========  =========    ========   =========   =========    ========   =========




          See accompanying notes to consolidated financial statements.

                        SECURITY FINANCIAL BANCORP, INC.
                      Consolidated Statements of Cash Flows
                  For Nine Months Ended March 31, 2002 and 2001
                                   (Unaudited)
                                 (In thousands)


                                                                                          2002          2001
                                                                                          ----          ----
Cash flows from operating activities:
    Net income                                                                         $      651    $      987
    Adjustments to reconcile net income to net cash from
      operating activities:
       Depreciation                                                                           358           474
       Provision for loan losses                                                              135           135
       Gain on other real estate owned                                                        (42)           23
       Origination and purchase of loans held for sale                                    (11,748)       (6,453)
       Proceeds from sales of loans held for sale                                          12,112         6,009
       Gain on sale of loans for secondary market                                            (159)          (61)
       ESOP expense                                                                           151           125
       Stock award expense                                                                    174             -
       Accretion of discount on securities                                                   (169)         (313)
       Increase in cash surrender value of life insurance                                    (248)          (79)
       Change in other assets                                                               1,123            46
       Change in other liabilities                                                         (1,428)         (445)
                                                                                       ----------    ----------
          Net cash from operating activities                                                  910           448

Cash flows from investing activities:
    Proceeds from maturities and calls of securities available for sale                    41,321        31,211
    Principal payments on securities available for sale                                     1,334           917
    Purchase of securities available for sale                                             (33,369)      (55,944)
    Proceeds from maturities of time deposits with other financial institutions                 -         4,000
    Change in loans                                                                         8,523        11,953
    Investment in life insurance policies                                                       -        (6,000)
    Purchase of premises and equipment                                                        (46)         (493)
    Proceeds from sale of other real estate                                                   121           364
                                                                                       ----------    ----------
       Net cash from investing activities                                                  17,884       (13,992)

Cash flows from financing activities:
    Change in deposits                                                                     (1,410)        2,021
    Change in advance payments by borrowers for taxes and insurance                            (5)          148
    Proceeds from other borrowed funds                                                          -           125
    Repayments of other borrowed funds                                                        (75)            -
    Proceeds from advances from Federal Home Loan Bank                                          -        15,000
    Purchase of treasury stock                                                             (2,756)            -
                                                                                       ----------    ----------
       Net cash from financing activities                                                  (4,246)       17,294
                                                                                       ----------    ----------

Net increase in cash and cash equivalents                                                  14,548         3,750

Cash and cash equivalents at beginning of period                                           26,501         9,854
                                                                                       ----------    ----------

Cash and cash equivalents at end of period                                             $   41,049    $   13,604
                                                                                       ==========    ==========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest                                                                        $    4,247    $    4,988
       Taxes                                                                                  420           506
    Transfer from loans to foreclosed real estate                                              61           176

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

(2)   Accounting Principles

      The accompanying unaudited financial statements of Security Financial, have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all of the adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the current fiscal year.

      These financial statements should be read in conjunction with the consolidated financial statements included in Security Financial's Form 10-KSB for the year ended June 30, 2001.

(3)   Earnings Per Share

      The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the quarters ended March 31, 2002 and 2001:


                                                                  2002         2001
                                                                  ----         ----
      Basic
          Net income                                           $      317    $     347
                                                               ==========    =========

          Weighted average common shares outstanding                1,674        1,795
                                                               ==========    =========

          Basic earnings per common share                      $      .19    $     .19
                                                               ==========    =========


                                                                             2002           2001
                                                                             ----           ----
      Diluted
          Net income                                                      $       317    $      347
                                                                          ===========    ==========

          Weighted average common shares outstanding                            1,674         1,795
          Diluted effect of stock options and stock awards                         28             -
                                                                          -----------    ----------

          Diluted average common shares                                         1,702         1,795
                                                                          ===========    ==========

          Diluted earnings per share                                      $       .19    $      .19
                                                                          ===========    ==========

      The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the nine months ended March 31, 2002 and 2001:


                                                                             2002            2001
                                                                             ----            ----
      Basic
          Net income                                                      $       651    $      987
                                                                          ===========    ==========

          Weighted average common shares outstanding                            1,721         1,793
                                                                          ===========    ==========

          Basic earnings per common share                                 $       .38    $      .55
                                                                          ===========    ==========

      Diluted
          Net income                                                      $       651    $      987
                                                                          ===========    ==========

          Weighted average common shares outstanding                            1,721         1,793
          Diluted effect of stock options and stock awards                         23             -
                                                                          -----------    ----------

          Diluted average common shares                                         1,744         1,793
                                                                          ===========    ==========

          Diluted earnings per share                                      $       .37    $      .55
                                                                          ===========    ==========

      At March 31, 2002, options to purchase 17,445 shares and 3,000 unearned stock awards were not included in the year-to-date computation of diluted earnings per share because the options' exercise price and the stock awards' grant price were greater than the average market price of the common stock for the nine months ended March 31, 2002 and were therefore antidilutive.

(4)   Comprehensive Income

                                                                              Nine Months Ended
                                                                           March 31,      March 31,
                                                                             2002           2001
                                                                             ----           ----

      Net income                                                          $       651    $      987
      Comprehensive income - net of taxes
          Unrealized gain (loss) on securities available-for-sale                 (47)          320
                                                                          -----------    ----------

      Comprehensive income                                                $       604    $    1,307
                                                                          ===========    ==========

Item 2.  Management's Discussion and Analysis and Results of Operations.
         ---------------------------------------------------------------

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

GENERAL

      The Company is engaged primarily in attracting deposits from the general public and using such deposits to originate loans secured by one-to-four-family residential real estate properties, commercial real estate properties located in its market area and, to a lesser extent, consumer, and other loans primarily in its market areas and to acquire securities. The Company's revenues are derived principally from interest earned on loans and securities, gains from sales of first mortgage loans in the secondary market, and fees from other banking-related services. The operations of the Company are influenced significantly by general economic conditions and by policies of financial institution regulatory agencies, primarily the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The Company's cost of funds is influenced by interest rates on competing investments and general market interest rates. Lending activities and mortgage loan sales volumes are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financings may be offered.

      The Company's net interest income is dependent primarily upon the difference or spread between the average yield earned on loans receivable and securities and the average rate paid on deposits, as well as the relative amounts of such assets and liabilities. The Company, like other holding companies for thrift institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times or on a different basis than its interest-earning assets.

      The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended March 31, 2002 and should be read in conjunction with Security Financial's unaudited consolidated financial statements and the notes thereto, appearing in Part I,
Item 1 of this document.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2002 AND JUNE 30, 2001

      Total assets decreased by $4.7 million to $200.2 million at March 31, 2002 from $204.9 million at June 30, 2001.

      Total loans declined to $102.4 million at March 31, 2002 from $111.1 million at June 30, 2001, or 7.8%. Residential mortgage loan balances declined by $12.0 million as loans paid down or were refinanced. These balances were not replaced by new originations because the Bank sells the majority of the fixed-rate, long-term mortgages that it originated. Consumer loans declined by $5.3 million as loans from the Bank's discontinued indirect lending program were paid down. These decreases were partially offset by an increase of $8.8 million in commercial loan balances.

      The allowance for loan losses increased by $36,000 to $1.5 million at March 31, 2002 based upon management's assessment of probable losses in the portfolio. In order to establish the allowance, management evaluates larger commercial, commercial real estate, and construction loans individually for impairment based upon collateral sales and other factors.

      Total deposits decreased to $148.1 million at March 31, 2002, from $149.5 million at June 30, 2001, a decline of .9%. Time deposits decreased by $9.1 million, savings accounts increased by $7.0 million, and other deposits increased by $681,000.

      Total stockholders' equity at March 31, 2002 was $36.2 million compared to $38.1 million at June 30, 2001, a decrease of $1.9 million. The decrease was primarily attributable to the Company's purchase of 143,038 of its outstanding shares through its repurchase program, 72,834 of which were purchased by the Company's Stock-Based Incentive Plan. A $47,000 additional unrealized loss on securities available for sale, net of taxes, also decreased total equity. These decreases in equity were partially offset by year-to-date net income of $651,000, the reduction of unearned ESOP shares of $151,000, and the reduction of unearned Incentive Plan shares of $174,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND
2001

      GENERAL. Net income for the three-month period ended March 31, 2002 was $317,000 compared to net income of $347,000 for the comparable period in 2001, a decrease of $30,000. The decrease was primarily attributable to a decrease in net interest income of $222,000. This decrease was partially offset by an increase in non-interest income of $49,000, a decrease in non-interest expense of $121,000, and a decrease in income tax expense of $22,000.

      INTEREST INCOME. Interest income for the quarter ended March 31, 2002 was $2.8 million compared to $3.7 million for the quarter ended March 31, 2001, a decrease of $854,000, or 23.3%. The decrease was primarily attributable to a significant decrease in the yield earned on our interest-earning assets, which decreased to 6.18% for the three-month period ended March 31, 2002 from 7.91% for the same period in 2001. The average balance of interest-earning assets decreased to $181.7 million for the three months ended March 31, 2002 from $185.1 million for the same period in 2001. The yield earned on the Company's cash balances has dropped by approximately 315 basis points for the comparable periods.

      INTEREST EXPENSE. Interest expense for the quarter ended March 31, 2002 was $1.2 million compared to $1.8 million for the quarter ended March 31, 2001, a decrease of $632,000, or 34.9%. The decrease was primarily attributable to a significant decrease in the rates paid on interest bearing liabilities. The Company's interest expense to average interest-earning assets decreased to 2.60% for the three-month period ended March 31, 2002 from 3.92% for the same period in 2001. Our cost of funds decreased to 3.01% for the three months ended March 31, 2002 from 4.44% for the three months ended March 31, 2001, reflecting a general decrease in interest rates in the quarter ended March 31, 2002. A decrease in the average balance of interest-bearing liabilities to $157.0 million for the quarter ended March 31, 2002 from $163.5 million during the quarter ended March 31, 2001 also contributed to the decrease in interest expense.

      NET INTEREST INCOME. Net interest income decreased to $1.6 million for the three-month period ended March 31, 2002 from $1.8 million, a decrease of $222,000, or 12.3%. The net interest margin decreased to 3.58% from 3.99% during the same periods. The decrease in the net interest margin is attributable primarily to a significant decrease in market interest rates, particularly on the short end of the yield curve.

      PROVISION FOR LOAN LOSSES. We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, we evaluate larger commercial, commercial real estate, and construction loans individually for impairment based upon collateral values, adverse situations that may affect the borrower's ability to repay, and other factors. Smaller balance homogeneous mortgaged consumer loans are evaluated independently based upon loss factors derived from historical loss experience, peer group information, and similar factors adjusted for current economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management made provisions of $45,000 for the three months ended March 31, 2002 and 2001. We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for both periods. The allowance for loan losses was $1.5 million, or 1.47%, of loans outstanding at March 31, 2002, as compared with $1.5 million, or 1.32%, of loans outstanding at June 30, 2001. The allowance for loan losses to non-performing loans was 75.3% at March 31, 2002, as compared to 102.7% at June 30, 2001. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates. Management assesses the allowance for loan losses on a monthly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2002 was maintained at a level that represents management's best estimate of probable incurred losses in the loan portfolio.

      NONINTEREST INCOME. Noninterest income was $367,000 for the three months ended March 31, 2002 compared to $318,000 for the three-month period ended March 31, 2001, an increase of $49,000, or 15.4%. The increase was primarily attributable to an increase of $30,000 from gains on the sale of loans from secondary market activities, a $7,000 increase in deposit service charges and approximately $11,000 of additional miscellaneous income.

      NONINTEREST EXPENSE. Noninterest expense for the quarter ended March 31, 2002 was $1.5 million compared to $1.6 million for the quarter ended March 31, 2001, a decrease of $121,000, or 7.6%. An increase in compensation and benefits expense of $53,000 was offset by continued decreases in occupancy and equipment expense totaling $75,000, an $82,000 decrease in data processing expense, and a $13,000 decrease in legal expense.

      INCOME TAXES. Tax net operating loss carryforwards were fully utilized during the quarter ended December 31, 2000, causing the Company to begin recognizing income tax expense. The Company recorded income tax expense of $165,000 for the three months ended March 31, 2002. This compares to $187,000 of income tax expense for the quarter ended March 31, 2001.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND
2001

      GENERAL. Net income for the nine-month period ended March 31, 2002 was $651,000 compared to net income of $987,000 for the comparable period in 2001, a decrease of $336,000. The decrease is primarily attributable to legal fees and other expenses incurred by the Company related to a shareholder lawsuit in the current period.

      INTEREST INCOME. Interest income for the nine months ended March 31, 2002 was $9.2 million compared to $10.8 million for the nine months ended March 31, 2001, a decrease of $1.6 million, or 14.7%. The decrease was primarily attributable to a significant decrease in the yield earned on our interest-earning assets, which decreased to 6.67% for the nine-month period ended March 31, 2002 from 7.98% for the same period in 2001. The decrease in interest income due to changes in interest rates was offset slightly by an increase in the average balance of interest-earning assets to $184.4 million for the nine months ended March 31, 2002 from $180.6 million for the same period in 2001. The yield earned on the Company's cash balances has decreased by approximately 315 basis points for the comparable periods.

      INTEREST EXPENSE. Interest expense for the nine months ended March 31, 2002 was $4.2 million compared to $5.1 million for the nine months ended March 31, 2001, a decrease of $849,000, or 16.8%. The decrease was primarily attributable to a significant decrease in the rate paid on interest bearing liabilities. The Company's interest expense to average interest-earning assets decreased to 3.05% for the nine-month period ended March 31, 2002 from 3.74% for the same period in 2001. Our cost of funds decreased to 3.49% for the nine months ended March 31, 2002 from 4.36% for the nine months ended March 31, 2001, reflecting a general decrease in interest rates in the nine-month period ended March 31, 2002. The decrease in interest expense due to changes in rate was offset partially by an increase in the average balance of interest-bearing liabilities to $160.5 million for the nine months ended March 31, 2002 from $154.5 million for the nine months ended March 31, 2001. The increase in the average balance of interest-bearing liabilities was due primarily to an increase in advances from the Federal Home Loan Bank of Indianapolis in 2001.

      NET INTEREST INCOME. Net interest income decreased to $5.0 million for the nine-month period ended March 31, 2002 from $5.8 million, a decrease of $739,000, or 12.9%. The net interest margin decreased to 3.62% from 4.24% during the same periods. The decrease in the net interest margin is attributable primarily to a significant decrease in market interest rates, particularly on the short end of the yield curve.

      PROVISION FOR LOAN LOSSES. We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management made provisions of $135,000 for the nine months ended March 31, 2002 and 2001. We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for both periods. The provision for the nine months ended March 31, 2002 reflects an increase in loans classified as substandard from $2.1 million at June 30, 2001 to $2.4 million at March 31, 2002 and $99,000 in net charge-offs during the nine months ended March 31, 2002.

      NONINTEREST INCOME. Noninterest income was $1.2 million for the nine months ended March 31, 2002 compared to $797,000 for the nine months ended March 31, 2001, an increase of $399,000, or 50.1%. The increase is primarily attributable to $169,000 of additional income on bank-owned life insurance that was purchased during the second and third quarters of fiscal 2001, an increase in gains on the sale of mortgage loans from secondary market activities of $98,000, an increase in deposit service charges of $48,000, an increase in gains on the sale of other real estate owned of $25,000, and approximately $63,000 of additional miscellaneous income.

      NONINTEREST EXPENSE. Noninterest expense for the nine months ended March 31, 2002 was $5.2 million compared to $5.1 million for the nine months ended March 31, 2001, an increase of $22,000, or .4%. The increase for the nine-month period was due to an increase in legal fees of $529,000, a majority of which relates to one-time costs associated with a stockholder lawsuit. In April 2002, the Company was reimbursed $142,500 of this amount by its insurance carrier. This will be recognized in the fourth quarter of fiscal 2002. Most of the increase in legal fees was offset by continued cost-cutting measures by management.

      INCOME TAXES. Tax net operating loss carryforwards were fully utilized during the quarter ended December 31, 2000, causing the Company to begin recognizing income tax expense. The

Company recorded income tax expense of $266,000 for the nine months ended March 31, 2002. This compares to $292,000 of income tax expense for the nine months ended March 31, 2001. The decline was the result of lower pretax earnings in 2002.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans and mortgage-backed securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company generally manages the pricing of its deposits to be competitive and to increase core deposit relationships. In addition, the Office of Thrift Supervision (OTS) regulations require the Bank to maintain sufficient liquidity to maintain the Bank's safe and sound operation.

      The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Cash flows provided by operating activities were $170,000 and $448,000 for the nine months ended March 31, 2002 and 2001. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturation and calls of securities. Net cash from financing activities consisted primarily of the activity in deposit and escrow accounts and the purchase of treasury stock.

      The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, lending, and investing activities during any given period. At March 31, 2002, cash and cash equivalents totaled $41.0 million. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize the sale of securities available for sale, federal funds purchased, and Federal Home Loan Bank advances as a source of funds. At March 31, 2002, the Company had the ability to borrow a total of approximately $27.0 million from the Federal Home Loan Bank of Indianapolis. On that date, the Company had $15.0 million of outstanding advances.

      At March 31, 2002, the Company had outstanding commitments to originate loans of $4.1 million. Of this total, $1.6 million had fixed rates and $2.5 million had floating rates. These loans are to be secured by properties located in its market area. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through FHLB borrowings. Certificates of deposit that are scheduled to mature in one year or less from March 31, 2002 totaled $70.0 million. Management believes, based on past experience, that a significant portion of such deposits will remain with the Company. Based on the foregoing, in addition to the Company's high level of core deposits and capital, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

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


                                                                                     Requirement
                                                                                     to Be Well
                                                           Requirement            Capitalized Under
                                                           for Capital            Prompt Corrective
                                                            Adequacy                   Action
                                  Actual                    Purposes                 Provisions
                                  ------                    --------                 ----------
                           Amount        Ratio       Amount          Ratio     Amount           Ratio
                           ------        -----       ------          -----     ------           -----
As of March 31, 2002:
    Total capital
      (to risk-
      weighted
      assets)           $  30,584        27.0%     $   9,077         8.0%    $  11,346          10.0%
    Tier 1 capital
      (to risk-
      weighted
      assets)              29,226        25.8          4,538         4.0         6,807           6.0
    Core capital
      (to adjusted
      assets)              29,226        14.7          7,937         4.0         9,921           5.0

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.
        ----------------------------------------------------------

      In an attempt to manage its exposure to changes in interest rates, management monitors the Company's interest rate risk. The Board of Directors reviews at least quarterly the Company's interest rate risk position and profitability. The Board of Directors also reviews Company's portfolio, formulates investment strategies, and oversees the timing and implementation of transactions to ensure attainment of Company's objectives in the most effective manner. In addition, the Board reviews on a quarterly basis Company's asset/liability position, including simulations of the effect on Company's capital of various interest rate scenarios.

      In managing its asset/liability mix, the Company, depending on the relationship between long- and short-term interest rates, market conditions, and consumer preference, often places more emphasis on managing short-term net interest margin than on better matching the interest rate sensitivity of its assets and liabilities in an effort to enhance net interest income. Management believes that the increased net interest income resulting from a mismatch in the maturity of its asset and liability portfolios can, during periods of declining or stable interest rates, provide high enough returns to justify the increased exposure to sudden and unexpected increases in interest rates.

      The Board has taken a number of steps to manage the Company's vulnerability to changes in interest rates. First, Security Federal uses customer service and marketing efforts to increase Security Federal's noncertificate accounts. At March 31, 2002, $67.2 million, or 45.4%, of Security Federal's deposits consisted of demand, NOW, money market accounts, and savings. Security Federal believes that these accounts represent "core" deposits, which are generally somewhat less interest rate sensitive than other types of deposit accounts. Second, while Security Federal continues to originate 30-year, fixed-rate residential loans, all such loans are sold in the secondary market. Currently, over 45% of Security Federal's loans carry adjustable interest rates. Finally, Security Federal has focused a significant portion of its investment activities on securities with terms of five years or less. At March 31, 2002, $3.2 million, or 9%, of Security Federal's securities had terms to maturity of five years or less based on their carrying value in addition to Security Federal's mortgage-backed securities, which provide for regular principal repayments.

      The Office of Thrift Supervision provides the Security Federal with the information presented in the following table. It presents the change in the Security Federal's net portfolio value at March 31, 2002 that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without effect to any steps that management might take to counteract that change.


                                                                      NPV as % of
       Change in                                               Portfolio Value of Assets
     Interest Rates           Net Portfolio Value              -------------------------
     in Basis Points          -------------------              NPV            Basis Point
       (Rate Shock)    Amount      $ Change      % Change      Ratio            Change
       ------------    ------      --------       --------     -----            ------
                                    (Dollars in thousands)

           300        $ 27,770     (8,734)        (23.9)%      14.43%          -351 bp
           200          30,484     (6,020)        (16.5)       15.57           -238 bp
           100          33,222     (3,282)         (9.0)       16.67           -128 bp
        Static          36,504                        -        17.94              -
          (100)         36,753        249            .7        17.96              2 bp

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

                         PART II--OTHER INFORMATION FOR
                        SECURITY FINANCIAL BANCORP, INC.

Item 1.  Legal Proceedings.
         ------------------

         On August 22, 2001, PL Capital LLC and certain persons affiliated with it (including two of Security Financial's present directors) filed a lawsuit in the Court of Chancery of the State of Delaware against Security Financial and its remaining directors styled PL CAPITAL LLC ET AL. V. BONAVENTURA, ET AL., Civil Action No. 19068. A description of this action and the Court's ruling are found in the Company's Current Reports on Form 8-K filed with the Securities and Exchange Commission and referred to below in Part II, Item 6 of this Quarterly Report on Form 10-Q. Following the Court's ruling, the Plaintiffs sought reimbursement of their legal fees from the Defendants. The Defendants and the Plaintiffs have settled this matter for the amount of $285,000. The Company was reimbursed $142,500 of this amount by its insurance carrier in the fourth quarter of fiscal year 2002.

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

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

                    None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SECURITY FINANCIAL BANCORP, INC.


Date:   May 15, 2002           By: /s/ John P. Hyland
                                   ------------------
                                   John P. Hyland
                                   President and Chief Executive
                                   Officer

Date:   May 15, 2002           By: /s/ Patrick J. Hunt
                                   -------------------
                                   Patrick J. Hunt
                                   Executive Vice President and Chief
                                   Financial Officer