Form 10-K
period 2002-06-30
SECURITY FINANCIAL BANCORP INC
filed 2002-09-30
CIK 1094635

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the Fiscal Year Ended June 30, 2002

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
Yes   X      No
    -----       -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or
any amendment to this Form 10-K.       X
                                   --------

     The issuer's gross revenues for the fiscal year ended June 30, 2002 were $13,294,000.

     The aggregate market value of the voting and nonvoting common equity held by nonaffiliates was $27,784,771, based upon the price ($20.35 per share) as quoted on the Nasdaq SmallCap Market for September 14, 2002. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be held by affiliates.

     The number of shares outstanding of the registrant's Common Stock as of September 14, 2002 was 1,864,191. 74,269 shares were repurchased and held as treasury stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2002 Annual Report to Stockholders and of the Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference in Parts II and II, respectively, of this Form 10-K.

                                      INDEX

                                     Part I

                                                                            Page

Item 1.   Business.............................................................3
Item 2.   Properties..........................................................32
Item 3.   Legal Proceedings...................................................32
Item 4.   Submission of Matters to a Vote of Security Holders.................32

                                     Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters.............................................................33
Item 6.   Selected Financial Data.............................................33
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................33
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..........33
Item 8.   Financial Statements and Supplementary Data.........................33
Item 9.   Changes In and Disagreements With Accountants on Accounting and
          Financial Disclosure............................. ..................33

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant..................33
Item 11.  Executive Compensation..............................................33
Item 12.  Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder Matters.........................................33
Item 13.  Certain Relationships and Related Transactions......................34
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....34

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

PART I

ITEM 1. BUSINESS

General

     Security Financial Bancorp, Inc. (Security Financial), headquartered in St. John, Indiana, was formed in September 1999 as the holding company for Security Federal Bank & Trust (Security Federal) in connection with the conversion of Security Federal from a mutual to a stock form of ownership. The conversion was completed on January 5, 2000 through the sale of 1,938,460 shares of common stock by Security Financial at a price of $10.00 per share. Security Financial's primary business activity is the ownership of all of Security Federal's capital stock. Security Financial is subject to the regulation of the Office of Thrift Supervision and the Securities and Exchange Commission. Security Financial is listed on the Nasdaq SmallCap Market under the symbol SFBI.

     Security Federal's principal business is attracting deposits from the general public and originating loans secured by one-to-four-family residential real estate properties, commercial loans, and commercial real estate properties located in its market area, and to a lesser extent, consumer and other loans. Security Federal also offers insurance products through its wholly owned insurance agency, The Boulevard, Inc., and trust services through its trust department. Security Federal is regulated by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. Security Federal's deposits are federally insured by the Federal Deposit Insurance Corporation. Security Federal is a member of the Federal Home Loan Bank System.

Market Area

     Security Federal is headquartered in St. John, Indiana which is in Lake County. Security Federal's primary deposit gathering and lending area is concentrated in the communities surrounding its five banking offices located in Lake County and one banking office located in Porter County, as well as Cook and Will Counties in Illinois. Lake and Porter Counties are located in the northwest corner of Indiana, immediately southeast of Chicago, Illinois. It is approximately 30 miles from the heart of Lake County to the heart of neighboring Chicago. Several major highways, truck lines, and railways serve the area, providing versatility and convenience of transportation. Expanding airport facilities provide service for corporate and business needs. While primarily a home to several steel manufacturers, Lake County has a diversified mix of industry groups, including insurance and financial services, manufacturing, service, government, and retail. Some of the major employers in the area include U.S. Steel, NIPSCO Industries, Inc., Whiteco Industries, Porter Memorial Hospital, Valparaiso University, Valparaiso Community Schools, and McGill Manufacturing, Avery Graphics, ISPAT/Inland Steel, Jupiter Aluminum, LaSalle Steel, Post Tribune, The Times, and Walsh & Kelly.

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

                                               2002                    2001                   2000                     1999
                                              ------                  ------                 ------                   ------
                                                   Percent                Percent                   Percent                 Percent
                                       Amount     of Total      Amount   of Total      Amount      of Total     Amount     of Total
                                       ------     --------      ------   --------      ------      --------     ------     --------
                                                                        (Dollars in thousands)
Real estate loans:
   One-to-four-family (1)             $  44,943      41.98%   $  59,568     52.83%    $  76,050       57.08%  $  86,086      57.44%
   Multi-family and commercial
     real estate                         32,588      30.44       18,509     16.41        18,045       13.54      16,420      10.96
   Construction                           4,407       4.12        1,107       .98           767         .58       6,414       4.28
                                      ---------   --------    ---------   -------     ---------   ---------   ---------   --------
     Total real estate loans             81,938      76.54       79,184     70.22        94,862       71.20     108,920      72.68

Consumer and other loans:
   Automobile                             1,800       1.68        4,709      4.18         9,378        7.04      15,980      10.66
   Home equity and second mortgage       10,287       9.61       13,146     11.66        16,031       12.03      17,478      11.66
   Other                                  1,290       1.20        1,697      1.50         1,118         .84       1,616       1.08
                                      ---------   --------    ---------   -------     ---------   ---------   ---------   --------
     Total consumer and other loans      13,377      12.49       19,552     17.34        26,527       19.91      35,074      23.40

Commercial business loans                11,748      10.97       14,023     12.44        11,837        8.89       5,867       3.92
                                      ---------   --------    ---------   -------     ---------   ---------   ---------   --------

   Total loans                          107,063     100.00%     112,759    100.00%      133,226      100.00%    149,861     100.00%
                                                  ========                =======                 =========               ========

Less:
   Net deferred loan origination fees        95                     126                      84                      76
   Allowance for loan losses              1,479                   1,486                   1,449                   1,469
                                      ---------               ---------               ---------               ---------

     Net loans                        $ 105,489               $ 111,147               $ 131,693               $ 148,316
                                      =========               =========               =========               =========

                                              1998
                                             ------
                                                     Percent
                                        Amount      of Total
                                        ------      --------
                                      (Dollars in thousands)
Real estate loans:
   One-to-four-family (1)             $ 102,556      56.27%
   Multi-family and commercial
     real estate                         10,133       5.56
   Construction                          12,908       7.08
                                      ---------   --------
     Total real estate loans            125,597      68.91

Consumer and other loans:
   Automobile                            25,059      13.75
   Home equity and second mortgage       20,751      11.39
   Other                                  2,361       1.30
                                      ---------   --------
     Total consumer and other loans      48,171      26.44

Commercial business loans                 8,480       4.65
                                      ---------   --------

   Total loans                          182,248     100.00%
                                                  ========

Less:
   Net deferred loan origination fees       114
   Allowance for loan losses              1,289
                                      ---------

     Net loans                        $ 180,845
                                      ==========

(1)  Excludes loans held for sale.

     One-to-Four-Family Real Estate Loans. Currently, Security Federal originates loans secured by one-to-four-family residences located in its primary market area. In the past, Security Federal purchased ARM loans originated through correspondent relationships and secured by properties located outside of its primary market area, many of which Security Federal continues to hold in its portfolio.

     Security Federal offers a variety of fixed- and adjustable-rate mortgage loan products. The loan fees charged, interest rates, and other provisions of Security Federal's mortgage loans are determined by Security Federal on the basis of its own pricing criteria and market conditions. Generally, all loans originated by Security Federal conform to secondary market underwriting standards. Security Federal's fixed-rate loans typically have maturities of 10 to 30 years, although 30-year loans constitute the largest percentage of originations. Security Federal also offers five- and seven-year balloon mortgages based on a 30-year amortization schedule. Security Federal's ARM loans are typically based on a 15-year or 30-year amortization schedule. Interest rates and payments on Security Federal's ARM loans generally are adjusted annually after a specified period ranging from three to five years to a rate typically equal to 2.75% above the one-year constant maturity Treasury index. Security Federal currently offers ARM loans with initial rates below those that would prevail under the foregoing computation, determined by Security Federal based on market factors and competitive rates for loans having similar features offered by other lenders for such initial periods. The maximum amount by which the interest rate may be increased or decreased in a given period on Security Federal's ARM loans is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan. Security Federal qualifies the borrower based on the borrower's ability to repay the ARM loan based on the maximum interest rate at the first adjustment in the case of one-year ARM loans and based on the initial interest rate in the case of ARM loans that adjust after three or more years. Security Federal does not originate negative amortization loans. The terms and conditions of the ARM loans offered by Security Federal, including the index for interest rates, may vary from time to time. Security Federal believes that the annual adjustment feature of its ARM loans also provides flexibility to meet competitive conditions as to initial rates.

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

     While fixed-rate, one-to-four-family residential real estate loans are normally originated with 10- to 30-year terms, such loans typically remain outstanding for substantially shorter periods. This is because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all mortgage loans in Security Federal's loan portfolio contain due-on-sale clauses providing that Security Federal may declare the unpaid amount due and payable upon the sale of the property securing the loan. Security Federal enforces these due-on-sale clauses to the extent permitted by law and as business judgment dictates. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates, and the interest rates payable on outstanding loans.

     Security Federal requires title insurance insuring the status of its first lien on real estate secured loans and also requires that the fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the outstanding loan balance.

     Security Federal's residential mortgage loans typically do not exceed 80% of the appraised value of the property. Security Federal's lending policies permit Security Federal to lend up to 97% of the appraised value of the property; however, Security Federal requires private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the property. Security Federal obtains appraisals on all first mortgage real estate loans from outside appraisers.

     Multi-Family and Commercial Real Estate Loans. Security Federal originates and purchases mortgage loans for the acquisition, refinancing, and construction of multi-family and commercial real estate properties. Security Federal began offering commercial loans in 1996.

     Multi-family and commercial real estate loans are amortizing loans that are generally originated with fixed interest rates with rates tied to the U.S. Treasury index but are occasionally originated with variable rates with rates tied to the prime lending rate. The maximum term for a fixed-rate, multi-family loan generally is five years. The maximum loan-to-value ratio for a multi-family or commercial loan is 75%.

     At June 30, 2002, the largest multi-family loan had a committed balance of $1.1 million and was secured by an apartment building located in Chicago, Illinois and was performing according to its original terms. This is a loan participation with a correspondent bank.

     At June 30, 2002, Security Federal's commercial real estate loans were secured by office, retail, and owner occupied properties, the majority of which are located in Indiana and Illinois. Security Federal had commitments for two loans totaling $1.5 million in Colorado. The outstanding balances on these two loans were $500,000 at June 30, 2002. At June 30, 2002, Security Federal's largest commercial real estate loan had an outstanding balance of $1.7 million. The loan is secured by a strip center located in Dyer, Indiana. At June 30, 2002, this loan was performing according to its original terms.

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

     Before making a commitment to fund a construction loan, Security Federal requires an appraisal of the property by an independent certified appraiser. Security Federal also reviews and inspects each project before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed through approved title companies after inspection based on the percentage of completion.

     Construction lending affords Security Federal the opportunity to earn higher interest rates with shorter terms to maturity relative to single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. These loans are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, Security Federal may be required to advance funds beyond the amount originally committed to protect the value of the project. If the estimate of value upon completion proves to be inaccurate, Security Federal may be confronted with a project whose value is insufficient to ensure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan depends on the builder's ability to sell the property before the construction loan is due. It is Security Federal's general policy to obtain regular financial statements from builders so that it can monitor their financial strength and ability to repay.

     Consumer and Other Loans. Another significant lending activity of Security Federal is the origination of consumer and other loans. Security Federal's consumer and other loans consist primarily of home equity and second mortgage loans and automobile loans. Most of these loans are made to existing customers. Security Federal originates fixed and open-end home equity loans. Open-end equity loans are in the form of lines of credit. Security Federal's home equity loans have variable interest rates tied to the six-month U.S. Treasury index and the prime lending rate. Security Federal imposes a maximum loan-to-value ratio on its home equity loans of 80% after considering both the first and second mortgage loans. The maximum loan-to-value rate on Security Federal's second mortgage loans is 80%. Both Security Federal's home equity and second mortgage loans are limited in term to 120 months. Security Federal's home equity loans and second mortgages may have greater credit risk than one-to-four-family residential mortgage loans because they are secured by mortgages subordinated to an existing first mortgage on the property.

     Security Federal also originates consumer loans secured by automobiles and, occasionally, boats and other recreational vehicles. Automobile loans are secured by both new and used cars and light trucks. Both new and used cars are financed for a period of up to 66 months, and the rate on such loans is fixed for the term of the loan. In the past, Security Federal also offered indirect automobile loans. The indirect automobile loans were originated through automobile dealers located in Indiana and Illinois. These dealers provided Security Federal applications to finance vehicles sold by their dealerships. At June 30, 2002, $867,000, or 48.2%, of all automobile loans were indirect automobile loans. Security Federal no longer offers indirect automobile loans.

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

     Commercial Business Loans. Security Federal makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships, and small businesses. Security Federal offers a variety of commercial lending products, including term loans for fixed assets and working capital, revolving lines of credit, letters of credit, and Small Business Administration guaranteed loans. Secured commercial business loans are generally made in amounts up to $500,000, although Security Federal's policy would permit it to lend up to its legal lending limit of $4.4 million. Unsecured lines of credit generally are made for up to $250,000. Term loans are generally offered with fixed rates of interest of up to 5 years. Business lines of credit have adjustable rates of interest and are subject to annual review and renewal. Business loans with variable rates of interest adjust on a daily basis and are generally indexed to the prime rate as published in The Wall Street Journal.

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

     Unlike mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment or other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise, and may fluctuate in value. At June 30, 2002, the Company had a $7.0 million loan relationship with an insurance company located in Deerfield, Illinois. The commercial loan is a participation purchased from a correspondent bank. Because the total loan relationship would exceed Security Federal's legal lending limit, Security Financial, the holding company, owns $3.0 million of the participation. At June 30, 2002, the loans at both Security Federal and Security Financial were performing according to their original terms.

     Loans to One Borrower. The maximum amount that Security Federal may lend to one borrower is limited by federal regulations. At June 30, 2002, Security Federal's regulatory limit on loans to one borrower was $4.4 million. At that date, Security Federal's largest amount of loans to one borrower, including the borrower's related interests, was $4.0 million and consisted of four loans. These loans were performing according to its original terms at June 30, 2002.

     Maturity of Loan Portfolio. The following table presents certain information at June 30, 2002 regarding the dollar amount of loans maturing in consolidated portfolio based on their contractual terms to maturity but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income, and allowance for loan losses.

                                      Multi-Family                           Home Equity
                             One-to-       and                                   and
                              Four-    Commercial                              Second       Other    Commercial     Total
                            Family(1)  Real Estate  Construction Automobile   Mortgage    Consumer    Business      Loans
                            ------     -----------  ------------ ----------   --------    --------    --------      -----
                                                                  (Dollars in thousands)
Amounts due in:
   One year or less        $     202   $     371     $     436    $    589    $     15    $    658    $   7,936   $  10,207
   More than one year to
     three years                 427       3,536         1,190         917         263         299        2,220       8,852
   More than three years
      to five years            1,578      12,698         2,781         294         620         150        1,430      19,551
   More than five years
      to 10 years              2,360       9,912            --          --       4,213         128          162      16,775
   More than 10 years
      to 20 years              8,679       6,014            --          --       3,676          55           --      18,424
   More than 20 years         31,697          57            --          --       1,500          --           --      33,254
                           ---------   ---------     ---------    --------    --------    --------    ---------   ---------

     Total amount due      $  44,943   $  32,588     $   4,407    $  1,800    $ 10,287    $  1,290    $  11,748   $ 107,063
                           =========   =========     =========    ========    ========    ========    =========   =========

(1)  Excludes loans held for sale.

     The following table presents the dollar amount of all loans due after June 30, 2003, which have fixed interest rates and have floating or adjustable interest rates.

                                                       Due After June 30, 2003
                                                ----------------------------------
                                                 Fixed-      Adjustable-
                                                  Rate          Rate        Total
                                                  ----          ----        -----
                                                      (Dollars in thousands)
Amounts due in:
Real estate loans:
   One-to-four-family (1)                       $  21,476    $  23,265   $  44,741
   Multi-family and commercial real estate         10,381       21,836      32,217
   Construction                                        --        3,971       3,971
                                                ---------    ---------   ---------
      Total real estate loans                      31,857       49,072      80,929
                                                ---------    ---------   ---------
Consumer and other loans:
   Automobile                                       1,211           --       1,211
   Home equity and second mortgage                  3,859        6,413      10,272
   Other                                              524          108         632
                                                ---------    ---------   ---------
      Total consumer and other loans                5,594        6,521      12,115
                                                ---------    ---------   ---------
Commercial business loans                           3,004          808       3,812
                                                ---------    ---------   ---------

   Total loans                                  $  40,455    $  56,401   $  96,856
                                                =========    =========   =========

(1)  Excludes loans held for sale.

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

     Loan Solicitation and Processing. Security Federal's lending activities follow written, nondiscriminatory, underwriting standards and loan origination procedures established by Security Federal's Board of Directors and management. Loan originations come from a number of sources. The customary sources of loan originations are loan origination officers, realtors, referrals, and existing customers. Various executive officers have the authority to approve secured and unsecured loans as permitted by the Board of Directors. Currently, Mr. Hyland has authority to approve secured and unsecured loans with balances of up to and including $500,000 and $250,000, respectively. Larger loans must be approved by either Mr. Hyland and at least two other members of Security Federal's corporate loan committee, four members of the corporate loan committee, or the loan committee of the Board. Any loans exceeding $2.0 million must be approved by the Board.

     Loan Originations, Purchases, and Sales. Security Federal's mortgage lending activities are conducted primarily by loan personnel operating at its full service banking offices. All loans originated by Security Federal are underwritten by Security Federal pursuant to Security Federal's policies and procedures. Security Federal originates both adjustable-rate and fixed-rate mortgage loans. Security Federal's ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates. Security Federal recently has sought to expand its commercial lending to enhance the yield on its loan portfolio and to encourage business relationships with the borrowers, including through checking and other accounts and other loans. Additionally, as part of its mortgage lending activities, Security Federal purchases whole loans and, to a limited extent, loan participations, with servicing performed by others.

     In an effort to manage its interest rate risk position, Security Federal generally sells the fixed-rate mortgage loans with terms in excess of 15 years that it originates. However, Security Federal has retained and will retain selected 30-year fixed-rate loans in order to build its loan portfolio and increase the yield on its interest-earning assets. The sale of loans in the secondary mortgage market reduces Security Federal's risk that the interest rates paid to depositors will increase while Security Federal holds long-term fixed-rate loans in its portfolio. It also allows Security Federal to continue to fund loans when savings flows decline or funds are not otherwise available. Security Federal generally sells loans, servicing released without recourse to various secondary market loan purchasers. Gains, net of origination expense, from the sale of such loans are recorded at the time of sale. Generally a loan is committed to be sold and a price for the loan is fixed at the time of application and the interest rate is accepted by the customer. This eliminates the risk to Security Federal that a rise in market interest rates will reduce the value of a mortgage before it can be sold.

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

                                                               For the Year Ended
                                                                    June 30,
                                                           ---------------------------
                                                              2002            2001
                                                              ----            ----
                                                             (Dollars in thousands)
Total loans at beginning of period                         $   112,286    $   132,050

    Originations:
       Real estate:
          One-to-four-family                                    17,217          9,972
          Multi-family and commercial real estate               10,695          2,056
          Construction                                             700            933
                                                           -----------    -----------
              Total real estate                                 28,612         12,961
       Consumer and other:
          Automobile                                               322            493
          Home equity and second mortgage                        2,555          1,554
          Other                                                    494            928
                                                           -----------    -----------
              Total consumer and other                           3,371          2,975
       Commercial business                                       1,100          1,177
                                                           -----------    -----------
          Total loans originated                                33,083         17,113

    Purchases:
       Real estate:
          One-to-four-family                                        --          2,444
          Multi-family and commercial real estate                8,750             --
          Construction                                           3,708             --
                                                           -----------    -----------
              Total real estate                                 12,458          2,444

       Consumer and other:
          Automobile                                                --             --
          Home equity and second mortgage                           --             --
          Other                                                     --             --
                                                           -----------    -----------
              Total consumer and other                              --             --

       Commercial business                                      15,175          9,050
                                                           -----------    -----------
          Total loans purchased                                 27,633         11,494

       Sales and repayments:
          Real estate:
              One-to-four-family                               (31,513)       (28,116)
              Multi-family and commercial real estate           (5,366)        (1,592)
              Construction                                      (1,108)          (593)
                                                           -----------    -----------
                 Total real estate                             (37,987)       (30,301)

       Consumer and other:
          Automobile                                            (3,231)        (5,162)
          Home equity and second mortgage                       (5,414)        (4,439)
          Other                                                   (901)          (349)
                                                           -----------    -----------
              Total consumer and other                          (9,546)        (9,950)

       Commercial business                                     (18,550)        (8,041)
                                                           -----------    -----------
          Total sales and repayments                           (66,083)       (48,292)
                                                           -----------    -----------

       Net change:
          Deferred loan fees                                        31            (42)
          Allowance                                                  7            (37)
                                                           -----------    -----------
                                                                    38            (79)
                                                           -----------    -----------

    Net loan activity                                           (5,329)       (19,764)
                                                           -----------    -----------

    Total loans at end of period                           $   106,957    $   112,286
                                                           ===========    ===========

     Loan Commitments. Security Federal issues commitments for loans conditioned upon the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are typically honored for up to 90 days from approval. At June 30, 2002, Security Federal had fixed-rate loan commitments totaling $3.6 million, ranging in rates from 5.75% to 7.50%. Security Federal had $2.3 million of variable rate loan commitments outstanding at June 30, 2002.

     Loan Fees. In addition to interest earned on loans, Security Federal receives income from fees in connection with loan originations, loan modifications, and late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

     Security Federal charges loan origination fees for fixed-rate loans, which are calculated as a percentage of the amount borrowed. As required by applicable accounting principles, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. At June 30, 2002, Security Federal had $95,000 of net deferred loan fees. Security Federal recognized $108,000 and $118,000 of loan fees during the years ended June 30, 2002 and 2001, respectively, in connection with loan refinancings, payoffs, sales, and ongoing amortization of outstanding loans.

     Nonperforming Assets and Delinquencies. When a borrower fails to make a required loan payment, Security Federal attempts to cure the deficiency by contacting the borrower and seeking the payment. A late notice is mailed after 15 days of delinquency. In most cases, deficiencies are cured promptly. If a delinquency continues beyond the 30th day of the delinquency, a phone call to the borrower is usually made by the 45th day of delinquency. On or about the 60th day of delinquency, Security Federal sends a certified letter to the borrower giving the borrower 30 days in which to cure the delinquency. While Security Federal generally prefers to work with borrowers to resolve problems, Security Federal will institute foreclosure or other proceedings after the 90th day of a delinquency, as necessary, to minimize any potential loss.

     Management informs the Board of Directors monthly of the amount of loans delinquent more than 60 days, all loans in foreclosure, and all foreclosed and repossessed property that Security Federal owns.

     Security Federal ceases accruing interest on mortgage loans when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Security Federal does not continue to accrue interest on mortgage loans past due 90 days or more. The amount of interest foregone on nonaccrual loans was $114,000 during fiscal 2002. The amount of interest foregone on nonaccrual loans was not material during fiscal 2001.

     The following table presents information with respect to Security Federal's nonperforming assets at the dates indicated. For the years presented, Security Federal has had no impaired loans or troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates).

                                                                                     At June 30,
                                                             ---------------------------------------------------------
                                                                 2002        2001       2000         1999        1998
                                                                 ----        ----       ----         ----        ----
                                                                              (Dollars in thousands)
Nonaccruing loans:
  Real estate:
    One-to-four-family                                       $   1,674   $   1,333    $  1,084    $  1,705    4  2,154
    Multi-family and commercial real estate                        485          --          --          --          --
    Construction                                                    --          --          --          42         277
                                                             ---------   ---------    --------    --------    --------
      Total real estate                                          2,159       1,333       1,084       1,747       2,431
  Consumer and other:
    Automobile                                                     153         258         221         213         220
    Home equity and second mortgage                                 --          93         229         107          87
    Other                                                           34         194         246          40         203
                                                             ---------   ---------    --------    --------    --------
      Total consumer and other                                     187         545         696         360         510
  Commercial business                                              116         116          --          --          --
                                                             ---------   ---------    --------    --------    --------
    Total nonaccruing loans (1)                                  2,462       1,994       1,780       2,107       2,941
  Loans past due 90 days and accruing interest                      --          --          --          --          --
                                                             ---------   ---------    --------    --------    --------
    Total nonperforming loans                                    2,462       1,994       1,780       2,107       2,941
  Real estate owned                                                129         197         347         295         481
                                                             ---------   ---------    --------    --------    --------

    Total nonperforming assets (2)                           $   2,591   $   2,191    $  2,127    $  2,402    $  3,422
                                                             =========   =========    ========    ========    ========

Loan allowance as a percentage of total loans                    1.38%       1.32%       1.09%       0.98%       0.71%
Loan allowance as a percentage of nonperforming loans           60.07       74.52       81.40       69.72       43.83
Total nonperforming loans as a percentage of total loans         2.30        1.77        1.34        1.41        1.61
Total nonperforming assets as a percentage of total assets       1.29        1.07        1.12        1.25        1.19

(1)  Total nonaccruing loans equals total nonperforming loans.
(2) Nonperforming assets consist of nonperforming loans, impaired loans, real estate owned and other repossessed assets.

     The following table sets forth the delinquencies in Security Federal's loan portfolio as of the dates indicated.

                                    At June 30, 2002                                At June 30, 2001
                      --------------------------------------------     --------------------------------------------
                           60-89 Days           90 Days or More            60-89 Days            90 Days or More
                      --------------------     -------------------     -------------------    ---------------------
                        Number    Principal     Number    Principal     Number    Principal    Number     Principal
                         of      Balance of      of      Balance of      of      Balance of     of      Balance of
                        Loans       Loans       Loans       Loans       Loans       Loans      Loans       Loans
                        -----       -----       -----       -----       -----       -----      -----       -----
Real estate:
    One-to-four-family      14   $     520          24    $  1,674           8    $    452            9   $   315
    Multi-family and
      commercial
      real estate           --          --          --          --           1         159           --        --
    Construction            --          --          --          --          --          --           --        --

Consumer and other:
    Automobile               5           7          17         153          14         104           29       315
    Home equity
      and second
      mortgage              --          --          --          --          --          --            6       201
    Other                   --          --           6          34           5          17           37       167
Commercial business          2           6           2         116          --          --            2       116
                     ---------   ---------   ---------    --------    --------    --------    ---------   -------

    Total                   21   $     553          49    $  1,977          28    $    732           83   $ 1,114
                     =========   =========   =========    ========    ========    ========    =========   =======

Delinquent loans to
  total loans                        0.52%                   1.85%                   0.65%                  0.99%

     Real Estate Owned. Real estate acquired by Security Federal as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired, it is recorded at fair market value at the date of foreclosure, establishing a new cost basis. If the fair value declines, Security Federal records a valuation allowance through expense. Costs after acquisition are expensed. At June 30, 2002, Security Federal had $129,000 of real estate owned, consisting of $53,000 of vacant land and the remainder in residential property.

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

     The aggregate amounts of Security Federal's classified and special mention assets at the dates indicated were as follows:

                                                 At June 30,
                        -----------------------------------------------------------
                             2002        2001       2000         1999        1998
                             ----        ----       ----         ----        ----
                                          (Dollars in thousands)
Classified assets:
   Loss                 $      --   $      --   $      --   $     210    $     94
   Doubtful                    --          --          --          --          --
   Substandard              3,524       2,073       1,891       2,899       4,020
   Special mention            654         509         825         669         679

     At June 30, 2002, assets designated substandard consisted of real estate owned of $129,000, residential mortgage loans totaling $1.7 million, home equity and second mortgages totaling $211,000, automobile loans totaling $133,000, commercial loans totaling $1.3 million, and other loans of $40,000. Assets designated as special mention consisted of $533,000 in residential mortgage loans, $113,000 of vacant land, $1,000 of home equity and second mortgages, and $7,000 of automobile loans.

     Allowance for Loan Losses. In originating loans, Security Federal recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions, and in the case of a secured loan, the quality of the security for the loan. The allowance method is used in providing for loan losses. Accordingly, all loan losses are charged to the allowance and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses charged to operations. The provision for loan losses is for probable incurred credit losses and is based on management's evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions.

     At June 30, 2002, Security Federal had an allowance for loan losses of $1.5 million. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while Security Federal believes that it has established its existing allowance for loan losses as required by accounting principles generally accepted in the United States, there can be no assurance that regulators, in reviewing Security Federal's loan portfolio, will not request Security Federal to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect Security Federal's financial condition and results of operations.

     The following table presents an analysis of Security Federal's allowance for loan losses.

                                                                              Year Ended June 30,
                                                              ----------------------------------------------------
                                                              2002        2001       2000         1999        1998
                                                              ----        ----       ----         ----        ----
                                                                           (Dollars in thousands)
    Allowance for loan losses, beginning of period       $   1,486   $   1,449   $   1,469   $   1,289    $  1,151
    Charge-offs:
       Real estate:
          One-to-four-family                                   (31)        (92)       (119)        (69)       (149)
          Multi-family and commercial real estate               --          --          --          --          --
          Construction                                          --          --          --        (230)         --
       Consumer and other:
          Automobile                                           (79)        (95)         --        (183)       (101)
          Home equity and second mortgage                       --          --          --          --          --
          Other                                                (85)        (49)       (172)       (104)        (82)
       Commercial business                                      --         (28)         --          --         (93)
                                                         ---------   ---------   ---------   ---------    --------
          Total charge-offs                                   (195)       (264)       (291)       (586)       (425)
                                                         ---------   ---------   ---------   ---------    --------
    Recoveries:
       Real estate:
          One-to-four-family                                     2          20           9           1          10
          Multi-family and commercial real estate               --          --          --          --          --
          Construction                                          --          --          --          --          --
       Consumer and other:
          Automobile                                            28          17          --           7           2
          Home equity and second mortgage                       --          --          --          --          --
          Other                                                 23          22          37           8           1
       Commercial business                                      --          62          --          --          --
                                                         ---------   ---------   ---------   ---------    --------
          Total recoveries                                      53         121          46          16          13
                                                         ---------   ---------   ---------   ---------    --------
    Net charge-offs                                           (142)       (143)       (245)       (570)       (412)
    Provision for loans losses                                 135         180         225         750         550
                                                         ---------   ---------   ---------   ---------    --------

    Allowance for loan losses, end of period             $   1,479   $   1,486   $   1,449   $   1,469    $  1,289
                                                         =========   =========   =========   =========    ========

Net charge-offs to average interest-earning loans            0.13%       0.16%       0.17%       0.29%       0.15%
Allowance for loan losses to total loans                     1.38        1.32        1.09        0.98        0.71
Allowance for loan losses to nonperforming loans            60.07       74.52       81.40       69.72       43.83
Net charge-offs to beginning allowance for loan losses       9.56        9.87       16.67       44.22       35.79

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

                                                            At June 30,
                                                            -----------
                     -------------------------------------------------------------------------------------------
                                2002                           2001                          2000
                                ----                           ----                          ----
                     -------------------------------------------------------------------------------------------
                                         Percent                        Percent                       Percent
                                           of                             of                            of
                                          Gross                          Gross                         Gross
                                          Loans                          Loans                         Loans
                              Percent    in Each             Percent    in Each            Percent    in Each
                                 of      Category               of      Category              of      Category
                              Allowance  to Total            Allowance  to Total           Allowance  to Total
                              to Total    Gross              to Total    Gross             to Total    Gross
                     Amount   Allowance   Loans     Amount   Allowance   Loans    Amount   Allowance   Loans
                     ------   ---------   -----     ------   ---------   -----    ------   ---------   -----
Real estate loans:
  One-to-four-
   family (1)         $  491     33.20%    41.98%    $  651     43.80%    52.83%   $  662     45.69%    57.08%
  Multi-family and
    commercial
    real estate          539      36.44     30.44       222      14.94     16.41      138       9.52     13.54
  Construction             4       0.27      4.12         1       0.07      0.98       10       0.69      0.58
Consumer loans
  and other:
  Automobile              42       2.84      1.68       167      11.24      4.18      192      13.25      7.04
  Home equity
    and second
    mortgage              11        .74      9.61        30       2.02     11.66       48       3.31     12.03

    Other                 42       2.84      1.20       142       9.56      1.50      192      13.25      0.84
Commercial
  business loans         295      19.95     10.97       211      14.20     12.44      143       9.87      8.89
Unallocated               55       3.72        --        62       4.17        --       64       4.42        --
                      ------     ------    ------    ------    -------   -------   ------    -------   -------

  Total allowance
    for loan
    losses            $1,479     100.0%    100.0%    $1,486    100.00%   100.00%   $1,449    100.00%   100.00%
                      ======     ======    ======    ======    =======   =======   ======    =======   =======

                                              At June 30,
                                              -----------
                     ------------------------------------------------------------
                                 1999                          1998
                                 ----                          ----
                     ------------------------------------------------------------
                                          Percent                       Percent
                                            of                            of
                                           Gross                         Gross
                                           Loans                         Loans
                              Percent     in Each            Percent    in Each
                                 of       Category              of      Category
                              Allowance   to Total           Allowance  to Total
                              to Total     Gross             to Total    Gross
                     Amount   Allowance    Loans    Amount   Allowance   Loans
                     ------   ---------    -----    ------   ---------   -----
Real estate loans:
  One-to-four-
   family (1)         $  668      45.47%    57.44%   $  593     46.00%    56.24%
  Multi-family and
    commercial
    real estate          342       23.28     10.96      175      13.58      5.56
  Construction             7        0.48      4.28       56       4.34      7.14
Consumer loans
  and other:
  Automobile             243       16.54     10.66      295      22.89     13.74
  Home equity
    and second
    mortgage              50        3.40     11.66       42       3.26     11.38

    Other                  9        0.62      1.08       51       3.96      1.29
Commercial
  business loans          51        3.47      3.92       30       2.32      4.65
Unallocated               99        6.74        --       47       3.65        --
                      ------     -------   -------   ------    -------   -------

  Total allowance
    for loan
    losses            $1,469     100.00%   100.00%   $1,289    100.00%   100.00%
                      ======     =======   =======   ======    =======   =======

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

     Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that securities be categorized as "held to maturity," "trading securities," or "available for sale," based on management's intent as to the ultimate disposition of each security. Statement of Financial Accounting Standards No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." These securities are reported at fair value, and unrealized gains and losses on the securities would be included in earnings. Security Financial does not currently use or maintain a trading account. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity. At June 30, 2002, all of Security Financial's mortgage-backed securities and investment securities were classified as "available for sale."

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

                                           2002                     2001                      2000
                                  ---------------------    ----------------------     ----------------------
                                  Amortized      Fair      Amortized       Fair       Amortized       Fair
                                    Cost         Value       Cost          Value        Cost          Value
                                    ----         -----       ----          -----        ----          -----
Securities available for sale:
  Obligations of U.S. Treasury
    and U.S. government
    securities                    $ 32,766      $32,954    $ 44,447       $44,223     $ 23,776       $23,531
  Equity securities                    515          533          --            --           --            --
Mortgage-backed securities
  available for sale:
  Federal National Mortgage
    Association                        325          333       1,348         1,356        2,543         2,518
  Federal Home Loan Mortgage
    Corporation                        159          160         617           618        1,068         1,048
                                  --------      -------    --------       -------     --------       -------
    Total                              484          493       1,965         1,974        3,611         3,566
                                                -------                   -------                    -------

Net unrealized gains (losses) on
  securities available for sale        215                     (215)                      (290)
                                  --------                 --------                   --------

  Total securities available
    for sale                      $ 33,980      $33,980    $ 46,197       $46,197     $ 27,097       $27,097
                                  ========      =======    ========       =======     ========       =======

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

     At June 30, 2002, Security Financial did not own any securities other than U.S. government and agency securities, which had an aggregate book value in excess of 10% of Security Financial's retained earnings at that date.

     The following presents the activity in the mortgage-backed securities and securities portfolios for the periods indicated.

                                                                   Year Ended June 30,
                                                                  ---------------------
                                                           2002           2001          2000
                                                           ----           ----          ----
                                                                 (Dollars In thousands)
Mortgage-backed securities (1):
   Mortgage-backed securities, beginning of period      $     1,974   $     3,566   $     3,980
   Purchases                                                     --            --           959
   Sales                                                         --            --            --
   Repayments and prepayments                                (1,481)       (1,646)       (1,428)
   Accretion of discount on securities                           --            --            --
   Increase in unrealized gain                                   --            54            55
                                                        -----------   -----------   -----------
      Net decrease in mortgage-backed securities             (1,481)       (1,592)         (414)
                                                        ------------  ------------  -----------

Mortgage-backed securities, end of period               $       493   $     1,974   $     3,566
                                                        ===========   ===========   ===========

Securities (2):
   Securities, beginning of period                      $    44,223   $    23,531   $    13,893
   Purchases                                                 61,011        53,083        20,624
   Sales                                                         --            --            --
   Maturities and calls                                     (72,323)      (32,846)      (11,092)
   Accretion of discount on securities                          146           434           281
   Increase (decrease) in unrealized gain                       430            21          (175)
                                                        -----------   -----------   -----------
      Net increase in securities                             10,736        20,692         9,638
                                                        -----------   -----------   -----------

Securities, end of period                               $    33,487   $    44,223   $    23,531
                                                        ===========   ===========   ===========

(1)  All mortgage-backed securities are classified as available for sale.
(2)  All securities are classified as available for sale.

     The following table presents certain information regarding the carrying value (which equals fair value), weighted average yields, and maturities or periods to repricing of Security Financial's debt securities at June 30, 2002, all of which are available for sale.

                               Less Than             One to           After Five to                   After
                               One Year            Five Years           Ten Years          Ten Years            Totals
                           ----------------    ----------------     ---------------     --------------     ---------------
                           Carrying Average   Carrying   Average   Carrying  Average   Carrying  Average   Carrying Average
                             Value   Yield      Value     Yield      Value    Yield      Value    Yield      Value   Yield
                             -----   -----      -----     -----      -----    -----      -----    -----      -----   -----
2002                                                             (Dollars in thousands)
----
Securities available
  for sale:
   Investment securities
     Obligations of the
       U.S. Treasury and
       U.S. government
       agencies            $    --   --%       $12,165      4.30%   $14,199     6.48%   $6,590      7.32%  $32,954    5.85%
Mortgage-backed
  securities                    --   --             69      6.39        117     8.04       307      6.00       493    6.54
                           -------             -------              -------             ------             -------

   Totals                  $    --   --%       $12,234      4.28%   $14,316     6.43%   $6,897      7.00%  $33,447    5.76%
                           =======  ===        =======   =======    =======  =======    ======  ========   =======  ======

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

     The following table indicates the amount of Security Federal's jumbo certificates of deposit by time remaining until maturity as of June 30, 2002. Jumbo certificates of deposits have principal balances of $100,000 or more.

                                          2002                     2001                      2000
                                  --------------------     ---------------------      ---------------------
                                              Weighted                  Weighted                   Weighted
        Maturity                               Average                   Average                    Average
         Period                   Amount        Rate       Amount         Rate        Amount         Rate
         ------                   ------        ----       ------         ----        ------         ----
Three months or less            $   5,302         3.39%   $    4,771         5.48%  $    4,904         5.37%
Over three through six months       4,820         3.06         4,747         5.40        2,817         5.61
Over six through twelve months      1,620         3.36         2,915         5.11        3,450         6.02
Over twelve months                    979         4.69         1,183         5.46          992         6.09
                                ---------                 ----------                ----------

   Total                        $  12,721         3.32%   $   13,616         5.37%  $   12,163         5.67%
                                =========    =========    ==========   ==========   ==========   ==========

     The following table presents information concerning average balances and rates paid on Security Federal's deposit accounts at the dates indicated.

                                                                Year Ended June 30,
                                 --------------------------------------------------------------------------------
                                                  2002                                      2001
                                 ------------------------------------    ----------------------------------------
                                                  Percent                                   Percent
                                                 to Total     Average                      of Total       Average
                                    Average       Average      Rate        Average          Average        Rate
                                    Balance      Deposits      Paid        Balance         Deposits        Paid
                                    -------      --------      ----        -------         --------        ----
Savings accounts                 $    43,376         29.20%     1.77%    $    39,670         25.96%         2.37%
Money market accounts                  5,801          3.90      2.12           8,574          5.61          2.73
NOW accounts                           8,415          5.66      1.06           7,686          5.03          1.31
Certificates of deposit               84,534         56.90      4.22          91,637         59.95          5.62
Non-interest-bearing deposits:
   Demand deposits                     6,448          4.34        --           5,269          3.45            --
                                 -----------      --------               -----------      --------

      Total average deposits     $   148,574        100.00%              $   152,836        100.00%
                                 ===========      ========               ===========      ========

                                          Year Ended June 30,
                                 --------------------------------------
                                                 2000
                                 --------------------------------------
                                                Percent
                                               of Total         Average
                                  Average       Average          Rate
                                  Balance      Deposits          Paid
                                  -------      --------          ----
Savings accounts                 $    45,480       28.17%         2.40%
Money market accounts                  6,377        3.95          2.62
NOW accounts                           7,963        4.93          1.42
Certificates of deposit               95,501       59.14          4.99
Non-interest-bearing deposits:
   Demand deposits                     6,156        3.81            --
                                 -----------    --------

      Total average deposits     $   161,477      100.00%
                                 ===========    ========

     Deposit Flow. The following table presents the balances, with interest credited, and changes in dollar amounts of deposits in the various types of accounts offered by Security Federal between the dates indicated.

                                                                          Year Ended June 30,
                                       -----------------------------------------------------------------------------------
                                                         2002                                      2001
                                       ----------------------------------------   ----------------------------------------
                                                        Percent     Increase                       Percent    Increase
                                          Amount       of Total    (Decrease)         Amount      of Total   (Decrease)
                                          ------       --------    ----------         ------      --------    --------
Savings accounts                       $    45,650        30.78%   $     6,699    $    38,951       26.05%    $    (2,963)
Money market deposits                        8,242         5.56         (1,478)         9,720        6.50           2,147
NOW accounts                                 7,100         4.79          2,629          4,471        2.99          (1,825)
Fixed-rate certificates maturing:
   Within 1 year                            72,801        49.09            706         72,095       48.22           1,945
   After 1 year, but within 2 years          5,128         3.46         (8,395)        13,523        9.05            (368)
   After 2 years, but within 4 years         3,057         2.06           (752)         3,809        2.55          (2,807)
   After 4 years                                42          .03           (512)           554        0.37             (70)
                                       -----------     --------    -----------    -----------     -------     -----------
      Total certificates                    81,028        54.64         (8,953)        89,981       60.19          (1,300)
Non-interest-bearing deposits:
   Demand deposits                           6,273         4.23           (104)         6,377        4.27           1,852
                                       -----------     --------    -----------    -----------     -------     -----------

   Total                               $   148,293       100.00%   $    (1,207)   $   149,500      100.00%    $    (2,089)
                                       ===========     ========    ============   ===========     =======     ===========

                                          Year Ended June 30,
                                       -------------------------
                                                 2000
                                       -------------------------
                                                        Percent
                                        Amount         of Total
                                        ------         -------
Savings accounts                       $   41,914         27.65%
Money market deposits                       7,573          5.00
NOW accounts                                6,296          4.15
Fixed-rate certificates maturing:
   Within 1 year                           70,150         46.28
   After 1 year, but within 2 years        13,891          9.16
   After 2 years, but within 4 years        6,616          4.36
   After 4 years                              624           .41
                                       ----------    ----------
      Total certificates                   91,281         60.21
Non-interest-bearing deposits:
   Demand deposits                          4,525          2.99
                                       ----------    ----------

   Total                               $  151,589        100.00%
                                       ==========    ==========

     Time Deposits by Rates and Maturities. The following table presents the amount of time deposits in Security Federal categorized by rates and maturities at the dates indicated.

                                 Period to Maturity from June 30, 2002
                ---------------------------------------------------------------------       At
                 Less than      1-2         2-3         3-4        After                 June 30,
                 One Year      Years       Years       Years      4 Years      Total       2001
                 --------      -----       -----       -----      -------      -----       ----
0.00 - 2.00%    $   4,060   $      13   $      20   $      --    $     38    $  4,131    $     --
2.01 - 3.00%       46,835       1,151         276          --          --      48,262          --
3.01 - 4.00%        7,341         546       1,058           9          --       8,954       2,563
4.01 - 5.00%        5,420       1,783         656          86           4       7,949      29,583
5.01 - 6.00%        4,686       1,212         264         179          --       6,341      32,040
Over 6.00%          4,459         423         329         180          --       5,391      25,795
                ---------   ---------   ---------   ---------    --------    --------    --------

   Total        $  72,801   $   5,128   $   2,603   $     454    $     42    $ 81,028    $ 89,981
                =========   =========   =========   =========    ========    ========    ========

     Deposit Activity. The following table presents the deposit activity of Security Federal for the periods indicated.

                                                                    Year Ended June 30,
                                                            ---------------------------------
                                                            2002           2001          2000
                                                            ----           ----          ----
                                                                  (Dollars In thousands)
Beginning balance                                        $   149,500   $   151,589   $   165,717
Net deposits (withdrawals) before interest credited           (4,836)       (8,510)      (19,457)
Interest credited                                              3,629         6,421         5,329
                                                         -----------   -----------   -----------
Net increase (decrease) in deposits                           (1,207)       (2,089)      (14,128)
                                                         -----------   -----------   -----------

   Ending balance                                        $   148,293   $   149,500   $   151,589
                                                         ===========   ===========   ===========

     Borrowings. Security Federal has the ability to use advances from the Federal Home Loan Bank of Indianapolis to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Indianapolis functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the Federal Home Loan Bank of Indianapolis, Security Federal is required to own capital stock in the Federal Home Loan Bank of Indianapolis and is authorized to apply for advances on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of or guaranteed by the U.S. government or its agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At June 30, 2002, Security Federal had the ability to borrow a total of approximately $28.4 million from the Federal Home Loan Bank of Indianapolis. At that date, Security Federal had $15.0 million of advances outstanding.

     The following tables presents certain information regarding Security Federal's use of Federal Home Loan Bank of Indianapolis advances during the periods and at the dates indicated.

                                                                        Year Ended June 30,
                                                                ---------------------------------
                                                                2002           2001          2000
                                                                ----           ----          ----
                                                                      (Dollars In thousands)
Maximum amount of advances outstanding at any month end      $    15,000   $    15,000   $     5,000
Approximate average advances outstanding                          15,050         7,320         1,300
Approximate weighted average rate paid on advances                  5.05%         5.04%         6.62%

                                                     Year Ended June 30,
                                             ---------------------------------
                                             2002           2001          2000
                                             ----           ----          ----
                                                   (Dollars In thousands)
Balance outstanding at end of period      $    15,000   $    15,000   $        --
Weighted average rate paid on advances           5.05%         5.05%          N/A

Trust Services

     In 1997, Security Federal established a Trust Services department within Security Federal, which provides trust and investment services to individuals, partnerships, corporations, and institutions. Security Federal believes that the trust department allows it to provide investment opportunities and fiduciary services to both current and prospective customers. Consistent with Security Federal's operating strategy, Security Federal will continue to emphasize the growth of its trust service operations to grow assets and increase fee-based income. Security Federal has implemented several policies governing the practices and procedures of the trust department, including policies relating to maintaining confidentiality of trust records, investment of trust property, handling conflicts of interest, and maintaining impartiality. At June 30, 2002, the trust department managed 261 accounts with aggregate assets of $7.8 million. The trust department is monitored by the Board of Directors' Trust Committee.

Personnel

     As of June 30, 2002, Security Federal had 53 full-time employees and 21 part-time employees, none of whom is represented by a collective bargaining unit. Security Federal believes that its relationship with its employees is good.

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

Holding Company Regulation

     Security Financial is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as Security Financial was not generally restricted as to the types of business activities in which it may engage, provided that Security Federal continued to be a qualified thrift lender. See "Federal Savings Institution Regulation - QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Security Financial will not qualify for the grandfather and will be limited to such activities. Upon any nonsupervisory acquisition by Security Financial of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the Office of Thrift Supervision, Security Financial would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation.

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

Federal Savings Institution Regulation

     Business Activities. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal association (e.g., commercial, nonresidential real property loans and consumer loans) are limited to a specified percentage of the institution's capital or assets.

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

     The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At June 30, 2002, Security Federal met each of its capital requirements.

     The following table presents Security Federal's capital position at June 30, 2002.

                                                                                               Capital
                                                                            Excess     ------------------------
                                              Actual        Required     (Deficiency)    Actual      Required
                                              Capital        Capital        Amount       Percent      Percent
                                              -------        -------        ------       -------      -------
                                                                    (Dollars in thousands)
Tier I Capital (to risk-weighted assets)    $  29,590     $    4,623    $   24,967        25.6%        4.0%
Core Capital (to adjusted assets)              29,590          7,940        21,650        14.9         4.0
Total Capital (to risk-weighted assets)        30,949          9,246        21,703        26.8         8.0

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

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (FICO) to recapitalize the predecessor to the Savings Association Insurance Fund. During 2002, FICO payments for Savings Association Insurance Fund members approximated 2.1 basis points.

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

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 2002, Security Federal met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans, and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares, and payments to stockholders of another institution in a cash-out merger. Under the current regulation, an application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under Office of Thrift Supervision regulations (i.e., generally, examination ratings in the two top categories); the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years; the institution would be undercapitalized following the distribution, or the distribution would otherwise be contrary to a statute, regulation, or agreement with Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like Security Federal, it is a subsidiary of a holding company. In the event Security Federal's capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of more than normal supervision, Security Federal's ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

     Transactions with Related Parties. Security Federal's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including Security Financial and its nonsavings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with nonaffiliated companies. In addition, savings institutions are prohibited from lending to any affiliate which is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

Federal Home Loan Bank System

     Security Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Security Federal, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Security Federal was in compliance with this requirement with an investment in Federal Home Loan Bank stock at June 30, 2002 of $5.3 million.

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

     A thrift institution required to change its method of computing reserves for bad debts will treat the change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the Internal Revenue Service. Any adjustment required to be taken into income with respect to a change in accounting method generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to a two-year suspension if the "residential loan requirement" is satisfied. Under the residential loan requirement provision, the recapture required by the new legislation will be suspended for each of two successive taxable years, beginning with Security Federal's 1996 taxable year, in which Security Federal originates a minimum of certain residential loans based upon the average of the principal amounts of these loans that Security Federal makes during its six taxable years preceding its current taxable year.

     Security Federal is required to recapture or take into income over a six-year period the excess of the balance of its tax bad debt reserves as of June 30, 1996 over the balance of the reserves as of June 30, 1988. As a result, Security Federal incurred an additional tax liability of approximately $224,000, beginning in 1998 over a six-year period.

     Distributions. If Security Federal makes "nondividend distributions" to Security Financial, they will be considered to have been made from Security Federal's unrecaptured tax bad debt reserves, including the balance of its reserves as of June 30, 1988, to the extent of the "nondividend distributions" and then from Security Federal's supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed but not more than the amount of those reserves will be included in Security Federal's income. Nondividend distributions include distributions in excess of Security Federal's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of Security Federal's current or accumulated earnings and profits will not be so included in Security Federal's income.

     The amount of additional taxable income triggered by a nondividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if Security Federal makes a nondividend distribution to Security Financial, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. Security Federal does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

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

Utilization of Operating Loss Carryforwards

     Security Federal had generated operating losses, which were used to offset and recoup tax liabilities from prior periods as allowed by the Internal Revenue Code. The amount of operating losses not used are carried forward and used to offset future tax liabilities until the deductions are exhausted. Security Federal had operating loss carryforwards for Indiana income tax purposes totalling $417,000 at June 30, 2000. These carryforwards, which expire in 2013, were fully utilized during fiscal 2001.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the executive officers of Security Financial Bancorp and Security Federal.

      Name           Age (1)                             Position Held
      ----           -------                             -------------
John P. Hyland        51       Director, President, and Chief Executive Officer of Security Financial and
                                 Security Federal
Patrick J. Hunt       39       Executive Vice President and Chief Financial Officer of Security Financial and
                                 Security Federal
Joann Duhon           45       Executive Vice President, Retail Banking, of Security Federal
John F. Nicholas      38       Executive Vice President, Business Development and Marketing, of Security Federal
Kevin Dunn            48       Executive Vice President, Consumer and Real Estate Lending, of Security Federal
Joann Halterman       45       Vice President, Human Resources, of Security Federal
Kent R. Huntoon       38       Vice President, The Boulevard, Inc., of Security Federal

(1)  As of June 30, 2002.

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

     John F. Nicholas joined Security Federal in May 1996 as a Staff Appraiser and, in November 1996, was appointed to Assistant Vice President and CRA Officer. In 1997, Mr. Nicholas was appointed Manager, Residential Construction Lending. In 1998, Mr. Nicholas was appointed Executive Vice President, Mortgage Banking. In June 2000, Mr. Nicholas was appointed Executive Vice President of Business Development. In 2002, Mr. Nicholas was given the additional responsibility of marketing for Security Federal. Prior to joining Security Federal, Mr. Nicholas was a real estate appraiser with Richard Adomatis & Associates.

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

ITEM 2. PROPERTIES

Properties

     The following table sets forth Security Federal's offices, as well as certain additional information relating to these offices, as of June 30, 2002.

                                                                   Original          Date of            Net Book
                                                 Lease or         Date Leased         Lease             Value of
           Location                                Owned           or Owned        Expiration         Property (1)
           --------                                -----           --------        ----------         ------------
Main Office:
     9321 Wicker Avenue
     St. John, Indiana 46373                      Owned              1988             N/A             $  3,535,995

Branch Offices:
     2930 Ridge Road
     Highland, Indiana 46322                      Leased             1997             2019                 204,222

     2090 E. Commercial Avenue
     Lowell, Indiana 46356                        Leased             1997             2012                 111,040

     7007 Calumet Avenue
     Hammond, Indiana 46324                       Owned              1992             N/A                  273,960

     4518 Indianapolis Avenue
     East Chicago, Indiana 46312                  Owned              2000             N/A                  540,260

     552A Indian Boundary Road
     Chesterton, Indiana 46304                    Leased             1997             2007                  15,687

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information under the sections titled "Stock Listing" and "Price Range of Common Stock" on page 40 in Security Financial's 2002 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The information under the section titled "Selected Consolidated Financial Data" on pages 2 and 3 in Security Financial's 2002 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information under the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 12 in Security Financial's 2002 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information under the section titled "Market Risk Analysis" on page 12 in Security Financial's 2002 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements listed at Item 14 of this Form 10-K are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the sections titled "Proposal 1 - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Security Financial's Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information under the section titled "Executive Compensation" in Security Financial's Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information under the section titled "Stock Ownership" in Security Financial's Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information

                                                                                                  Number of
                                                                                                 Securities
                                                                                                  Remaining
                                                                                                Available for
                                                                 Number of                     Future Issuance
                                                             Securities to be     Weighted-     Under Equity
                                                                Issued Upon        Average      Compensation
                                                                 Exercise      Exercise Price       Plans
                                                              of Outstanding   of Outstanding    [Excluding
                                                                 Options,         Options,       Securities
                                                                 Warrants,        Warrants,     Reflected in
                                                                and Rights       and Rights      Column (a)]
                                                                    (a)              (b)             (c)
                                                                    ---              ---             ---
Equity compensation plans approved by security holders              178,559      $     17.16         15,287
Equity compensation plans not approved by security holders               --               --             --
                                                                -----------      -----------    -----------

    Total                                                           178,559      $     17.16         15,287
                                                                ===========      ===========    ===========

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the section titled "Transactions with Management" in Security Financial's Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) The following are filed as a part of this report by means of incorporation by reference to Security Financial's 2002 Annual Report to Stockholders:

               o    Report of Independent Auditors

               o Consolidated Statements of Financial Condition as of June 30, 2002, 2001, and 2000

               o Consolidated Statements of Operations for the Years Ended June 30, 2002, 2001, and 2000

               o Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2002, 2001, and 2000

               o Consolidated Statements of Cash Flows for the Years Ended June 30, 2002, 2001, and 2000

               o    Notes to Consolidated Financial Statements

          (2) All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

          (3)  Exhibits

               3.1 Certificate of Incorporation of Security Financial Bancorp, Inc.(1)
               3.2       Amended Bylaws of Security Financial Bancorp, Inc. (6)
               4.0 Form of Stock Certificate of Security Financial Bancorp, Inc. (1)
               10.1      ESOP Loan Documents (2)
               10.2 Employment Agreement between Security Federal Bank & Trust and John P. Hyland (2)
               10.3 Employment Agreement between Security Financial Bancorp, Inc. and John P. Hyland (2)

               10.4 Security Federal Bank & Trust Employee Severance Compensation Plan (2)
               10.5 Security Financial Bancorp, Inc. Supplemental Executive Retirement Plan (3)
               10.6 Security Financial Bancorp, Inc. 2000 Stock-Based Incentive Plan (4)
               10.7 Employment Agreement between Security Financial Bancorp, Inc. and Security Federal Bank & Trust and Patrick J. Hunt (5)
               13.0 Security Financial Bancorp, Inc. 2002 Annual Report to Stockholders
               21.0 Subsidiary information is incorporated herein by reference to Part I, Item 1, "Business--Subsidiary Activities"
               23.0      Consent of independent auditors (filed herewith)

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

     (b)  Reports on Form 8-K

          None

CONFORMED

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SECURITY FINANCIAL BANCORP, INC.


Date: September 30, 2002               By: /s/ John P. Hyland
                                           ------------------
                                           John P. Hyland
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Name                          Title                                          Date
      ----                          -----                                          ----
/s/ John P. Hyland                  President, Chief Executive               September 30, 2002
------------------------------      Officer, and Director
John P. Hyland                      (principal executive officer)

/s/ Patrick J. Hunt                 Executive Vice President and             September 30, 2002
------------------------------      Chief Financial Officer (principal
Patrick J. Hunt                     financial and accounting officer)

/s/ Vincent Cainkar                 Director                                 September 30, 2002
------------------------------
Vincent Cainkar

/s/ Howard O. Cyrus, Sr.            Director                                 September 30, 2002
------------------------------
Howard O. Cyrus, Sr.

/s/ Sheila Donoghue                 Director                                 September 30, 2002
------------------------------
Sheila Donoghue

/s/ Dr. Peter Ferrini               Director                                 September 30, 2002
------------------------------
Dr. Peter Ferrini

/s/ Jay D. Johnson                  Director                                 September 30, 2002
------------------------------
Jay D. Johnson

/s/ Tula Kavadias                   Director                                 September 30, 2002
------------------------------
Tula Kavadias

/s/ Richard J. Lashley              Director                                 September 30, 2002
------------------------------
Richard J. Lashley

/s/ Robert L. Lauer                 Director                                 September 30, 2002
------------------------------
Robert L. Lauer

/s/ John Wm. Palmer                 Director                                 September 30, 2002
------------------------------      Chairman of the Board
John Wm. Palmer                     Security Financial Bancorp

/s/ Philip T. Rueth                 Director and                             September 30, 2002
------------------------------      Corporate Secretary
Philip T. Rueth

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, John P. Hyland, President and Chief Executive Officer, certify that:

     1. I have reviewed this annual report on Form 10-K of Security Financial Bancorp, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of and for the period presented in this annual report.



September 30, 2002       /s/  John P. Hyland
------------------       -------------------
Date                     President and Chief Executive Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Patrick J. Hunt, Executive Vice President and Chief Financial Officer, certify that:

     1. I have reviewed this annual report on Form 10-K of Security Financial Bancorp, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of and for the period presented in this annual report.



September 30, 2002       /s/  Patrick J. Hunt
------------------       --------------------
Date                     Executive Vice President and Chief Financial Officer

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following table sets forth certain consolidated summary historical financial information concerning the financial position of Security Financial Bancorp, Inc. ("Security Financial" or "the Company") including its subsidiary, Security Federal Bank & Trust ("Security Federal" or "the Bank"), for the dates indicated. The financial data is derived in part from and should be read in conjunction with the consolidated financial statements and related notes of Security Financial contained later in this annual report.

                                                                        At June 30,
                                                                        -----------
                                              2002           2001           2000            1999           1998
                                              ----           ----           ----            ----           ----
                                                                       (In thousands)
SELECTED FINANCIAL DATA:
Total assets                              $   201,192     $   204,917    $   190,046    $   191,495     $   288,078
Cash and cash equivalents                      42,244          26,501          9,854          4,520           8,502
Loans held for sale                             1,468           1,139            357          3,430          49,487
Loans receivable, net                         105,489         111,147        131,693        148,316         180,845
Securities available-for-sale:
     Mortgage-backed securities                   493           1,974          3,566          3,980           6,794
     Investment securities                     33,487          44,223         23,531         13,893          17,055
Deposits                                      148,293         149,500        151,589        165,717         234,376
Total borrowings                               15,000          15,100            200          5,000          31,815
Total equity                                   36,942          38,070         36,486         18,532          19,220

                                                                     Year ended June 30,
                                                                     -------------------
                                              2002           2001           2000            1999           1998
                                              ----           ----           ----            ----           ----
                                                                       (In thousands)
SELECTED OPERATING DATA:
Total interest income                     $    11,863     $    14,481    $    14,099    $    17,779     $    23,985
Total interest expense                          5,317           6,790          6,222          9,424          15,466
                                          -----------     -----------    -----------    -----------     -----------
     Net interest income                        6,546           7,691          7,877          8,355           8,519
Provision for loan losses                         135             180            225            750             550
                                          -----------     -----------    -----------    -----------     -----------
Net interest income after provision
  for loan losses                               6,411           7,511          7,652          7,605           7,969
                                          -----------     -----------    -----------    -----------     -----------
Noninterest income:
     Loan charges and servicing fees              145             149            154           (516)           (201)
     Gain on sale of loans and
      servicing rights                            200              83            256          1,527           2,138
     Gain on sale of loans transferred
       to held-for-sale                            --              --             --             --           1,632
     Other noninterest income                   1,086             841            518          1,076           1,252
                                          -----------     -----------    -----------    -----------     -----------
         Total noninterest income               1,431           1,073            928          2,087           4,821
                                          -----------     -----------    -----------    -----------     -----------
Noninterest expense:
     Compensation and benefits                  3,242           3,282          3,948          5,754           8,023
     Other noninterest expense                  3,228           3,431          3,654          4,546           5,601
                                          -----------     -----------    -----------    -----------     -----------
         Total noninterest expense              6,470           6,713          7,602         10,300          13,624
                                          -----------     -----------    -----------    -----------     -----------
Income (loss) before income taxes               1,372           1,871            978           (608)           (834)
Income tax provision (benefit)                    421             501             --             --              --
                                          -----------     -----------    -----------    -----------     -----------

     Net income (loss)                    $       951     $     1,370    $       978    $      (608)    $      (834)
                                          ===========     ===========    ===========    ===========     ===========

                                                                              At June 30,
                                                                              -----------
                                                        2002         2001         2000        1999       1998
                                                        ----         ----         ----        ----       ----
SELECTED OTHER DATA:
Number of:
     Mortgage loans outstanding                         1,110        1,516        2,119        2,445        3,252
     Deposit accounts                                  15,651       16,633       17,018       18,778       20,227
     Full-service offices                                   6            6            6            7            7

                                                                  At or for the year ended at June 30,
                                                                  ------------------------------------
                                                        2002         2001         2000        1999       1998
                                                        ----         ----         ----        ----       ----
SELECTED FINANCIAL RATIOS AND
  OTHER DATA:
Performance Ratios:
     Return on assets (1)                                0.47%        0.69%        0.51%       (0.24)%      (0.25)%
     Return on equity (2)                                2.56         3.66         3.53        (3.11)       (4.08)
     Average interest rate spread (3)                    3.08         3.46         3.86         3.46         2.61
     Interest rate spread at year end                    3.02         3.17         4.15         4.03         3.20
     Net interest margin (4)                             3.56         4.16         4.37         3.64         2.76
     Operating (noninterest) expense
       to average total assets                           3.21         3.36         3.96         4.10         4.08
     Efficiency Ratio (5)                               81.11        76.60        86.34        98.64       102.13
     Average interest-earning assets to
       average interest-bearing liabilities            116.85       119.27       114.96       104.47       102.88

Capital Ratios:
     Tangible capital ratio                             14.91        13.92        14.48         9.63         6.69
     Core capital ratio                                 14.91        13.92        14.48         9.63         6.69
     Risk-based capital ratio                           26.77        25.19        23.56        14.94        10.68
     Ratio of average equity to average assets          18.37        18.71        14.53         7.78         6.13
     Tangible book value per share (7)                 $19.82       $19.64       $18.82          N/A          N/A

Asset Quality Ratios:
     Non-performing loans to total loans                 2.30         1.77         1.34         1.41         1.61
     Allowance for loan losses to
       non-performing loans (6)                         60.07        74.52        81.40        69.72        43.83
     Allowance for loan losses to total loans            1.38         1.32         1.09         0.98         0.71

(1)  Net income divided by average total assets.

(2)  Net income divided by average total equity.

(3) Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.

(4)  Net interest income as a percentage of average interest-earning assets.

(5) Noninterest expense divided by the sum of net interest income and noninterest income (excluding gain on sale of securities).

(6)  Nonperforming loans consist of nonaccrual loans.

(7) Tangible book value per share (total stockholders equity divided by common shares outstanding) was not applicable for 1998 and 1999 as the holding company was not formed until January 2000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is engaged primarily in attracting deposits from the general public and using such deposits to originate one-to-four family residential mortgage loans; commercial mortgage loans; and, to a lesser extent, consumer and other loans primarily in its market areas and to acquire securities. The Company's revenues are derived principally from interest earned on loans and securities and gains from sales of first mortgage loans in the secondary market and fees from other banking-related services. The operations of the Company are influenced significantly by general economic conditions and by policies of financial institution regulatory agencies, primarily the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The Company's cost of funds is influenced by interest rates on competing investments and general market interest rates. Lending activities and mortgage loan sales volumes are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financings may be offered.

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

Forward-Looking Statements

This Annual Report contains certain forward-looking statements that are based on certain assumptions and describe future plans, strategies, and expectations of the Company. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to: changes in interest rates; general economic conditions; legislative/regulatory changes; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market area; and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Company does not undertake--and specifically disclaims any obligation--to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

The following presents management's discussion and analysis of the results of operations and financial condition of Security Financial as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto and other financial data appearing elsewhere in the annual report.

Comparison of Financial Condition at June 30, 2002 and June 30, 2001

Total assets at June 30, 2002 were $201.2 million compared to $204.9 million at June 30, 2001, a decrease of $3.7 million, or 1.8%. Net loans declined to $105.5 million at June 30, 2002 from $111.1 million at June 30, 2001. Residential mortgage loan balances declined by $14.6 million as loans paid down or were refinanced. These balances were not replaced by new originations because the Bank sold the majority of the fixed-rate, long-term mortgages that it originated. Consumer loans declined by $6.2 million primarily due to auto loans that were paid down from the Bank's discontinued indirect automobile lending program and financing competition from below-market automobile dealer incentives. These decreases were partially offset by an increase of $14.1 million in commercial and multi-family real estate loans and a $3.3 million increase in construction loans. The increases in these loan categories were the result of participations purchased from correspondent banks.

Total equity at June 30, 2002 was $36.9 million compared to $38.1 million at June 30, 2001, a decrease of $1.2 million, or 3.2%. The decrease was primarily attributable to the Company's purchase of 143,803 of its outstanding shares through its repurchase program, 69,534 (net of 300 forfeited shares) of which were purchased by the Company's Stock-Based Incentive Plan. The decrease from the stock repurchases was partially offset by net income of $951,000, the reduction of unearned Incentive Plan shares of $232,000, the allocation of ESOP shares totaling $202,000, and the $258,000 increase in value on securities available-for-sale. The securities available-for-sale changed from an unrealized loss of $129,000 as of June 30, 2001 to an unrealized gain of $129,000 as of June 30, 2002.

Comparison of Operating Results for the Years Ended June 30, 2002 and June 30, 2001

General. Net income for the year ended June 30, 2002 was $951,000 compared to $1.4 million for the year ended June 30, 2001, a decrease of $419,000. The decrease was primarily the result of a decrease in net interest income of $1.1 million, or 14.3%. The decrease in net interest income was partially offset by an increase in noninterest income of $358,000, a decrease in noninterest expense of $243,000, a decrease in income tax expense of $80,000, and a decrease in provision for loan losses of $45,000.

Interest Income. Interest income for the year ended June 30, 2002 was $11.9 million compared to $14.5 million for the year ended June 30, 2001, a decrease of $2.6 million, or 18.1%. The decrease was primarily the result of the average yield on interest-earning assets decreasing to 6.53% for the year ended June 30, 2002 from 7.84% for the year ended June 30, 2001. The decrease in the average balance of interest earning assets to $181.7 million for the year ended June 30, 2002 from $184.7 million for the year ended June 30, 2001, also contributed to the decrease in interest income.

Interest Expense. Interest expense for the year ended June 30, 2002 was $5.3 million compared to $6.8 million for the year ended June 30, 2001, a decrease of $1.5 million, or 21.7%. The decrease was primarily the result of a decrease in market interest rates. The Company's interest expense to average interest-earning assets decreased to 2.93% for the year ended June 30, 2002 from 3.68% for the year ended June 30, 2001. Our cost of funds decreased to 3.38% for the year ended June 30, 2002 to 4.38% for the year ended June 30, 2001, reflecting a general decrease in interest rates in the year ended June 30, 2002.

Net Interest Income. Net interest income of $6.5 million for the year ended June 30, 2002 reflects a decrease of $1.2 million, or 15.6%, from the same period in 2001. The decrease in net interest income was primarily a result of a decrease in the net interest margin to 3.60% for the year ended June 30, 2002 from 4.16% for the year ended June 30, 2001. The decrease in net interest margin is attributable primarily to a significant decrease in market interest rates, particularly on the short end of the yield curve and the increased liquidity of the Company.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, we evaluate larger commercial, commercial real estate, and construction loans individually for impairment based upon collateral values, adverse situations that may affect the borrower's ability to repay, and other factors. Smaller balance homogeneous mortgage consumer loans are evaluated independently based upon loss factors derived from historical loss experience, peer group information, and similar factors adjusted for current economic conditions. This evaluation is inherently subjective as is requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management made provisions of $135,000 and $180,000 for the years ended June 30, 2002 and 2001, respectively. We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for both periods. The allowance for loan losses was $1.5 million, or 1.38% of loans outstanding at June 30, 2002, as compared with $1.5 million, or 1.32% of loans outstanding at June 30, 2001. The allowance for loan losses to non-performing loans was 60.1% at June 30, 2002, as compared to 74.5% at June 30, 2001. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates. Management assesses the allowance for loan losses on a monthly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2002 was maintained at a level that represents management's best estimate of probable incurred losses in the loan portfolio.

Noninterest Income. Noninterest income for the year ended June 30, 2002 was $1.4 million compared to $1.1 million for the year ended June 30, 2001, an increase of $358,000, or 33.4%. The increase was primarily attributable to $163,000 of additional income on bank-owned life insurance that was purchased during the second and third quarters of fiscal 2001, an increase in gains on the sale of mortgage loans from secondary market activities of $117,000, an increase in deposit service charges of $67,000, and an increase in gains on the sale of other real estate owned of $28,000.

Noninterest Expense. Noninterest expense for the year ended June 30, 2002 was $6.5 million compared to $6.7 million for the year ended June 30, 2001, a decrease of $243,000, or 3.6%. The primary reasons for the decline were a reduction of approximately $268,000 in occupancy expense, an $188,000 reduction in data processing expenses, a $79,000 reduction in advertising expense, a $40,000 reduction in compensation and benefit expense and an $80,000 reduction in various other expenses. This was partially offset by an increase of $412,000 in legal expenses, the majority of which related to a shareholder lawsuit described in previous SEC filings.

Income Taxes. Tax net operating loss carryforwards were fully utilized during the quarter ended December 31, 2000, causing the Company to begin recognizing income tax expense. The Company recorded income tax expense of $421,000 for the year ended June 30, 2002. This compares to $501,000 of income tax expense for the year ended June 30, 2001. The decline was the result of lower pretax earnings in 2002.

Comparison of Operating Results for the Years Ended June 30, 2001 and June 30, 2000

General. Net income for the year ended June 30, 2001 was $1.4 million compared to $978,000 for the year ended June 30, 2000, an increase of $392,000. The increase was primarily the result of an $889,000, or 11.7%, decrease in noninterest expense. The decrease in noninterest expense was partially offset by an increase in income tax expense of $501,000. No income tax expense was recorded during the fiscal year ended June 30, 2000.

Interest Income. Interest income for the year ended June 30, 2001 was $14.5 million compared to $14.1 million for the year ended June 30, 2000, an increase of $382,000, or 2.7%. The increase was primarily the result of an increase in the average balance of interest earning assets to $184.7 million for the year ended June 30, 2001 from $180.0 million for the year ended June 30, 2000. The average yield on interest-earning assets increased to 7.84% for the year ended June 30, 2001 from 7.83% for the year ended June 30, 2000.

Interest Expense. Interest expense for the year ended June 30, 2001 was $6.8 million compared to $6.2 million for the year ended June 30, 2000, an increase of 568,000, or 9.1%. The increase was primarily the result of an increased balance of FHLB borrowings and an increase in the cost of funds, from 3.97% for the year ended June 30, 2000 to 4.38% for the same period in 2001.

Net Interest Income. Net interest income of $7.7 million for the year ended June 30, 2001 reflects a decrease of $186,000, or 2.4%, from the same period in 2000. The decrease in net interest income was primarily a result of a decrease in the net interest margin to 4.16% for the year ended June 30, 2001 from 4.37% for the year ended June 30, 2000.

Provision for Loan Losses. The Company's provision for loan losses for the year ended June 30, 2001 decreased $45,000 to $180,000 from $225,000 for the year ended June 30, 2000, primarily due to decreased loan charge-off activity and a decrease in gross loans outstanding during 2001. The amount of provision and allowance for estimated losses on loans is influenced by current economic conditions, actual loss experience, industry trends, and other factors. The loan loss provision for the year ended June 30, 2001 is indicative of management's assessment of the adequacy of the allowance for loan losses, given trends in historical loss experience of the portfolio, and current economic conditions, as well as the fact that the majority of loans are single-family residential loans and the loan-to-values are generally less than 80%. Although management uses the best information available and maintains the allowance for loan losses at a level it that believes is adequate to provide for probable incurred losses, future adjustments to the allowance may be necessary due to economic, operating, regulatory, and other conditions that may be beyond the Company's control.

Noninterest Income. Noninterest income for the year ended June 30, 2001 was $1.1 million compared to $928,000 for the year ended June 30, 2000, an increase of $145,000, or 15.6%. The increase was primarily the result of increased insurance commission income from the Bank's insurance agency subsidiary of $217,000 for the year ended June 30, 2001 compared to $19,000 for the year ended June 30, 2000 and a $163,000 increase in cash surrender value on $6.0 million of bank-owned life insurance that was purchased during the 2nd and 3rd quarters of the 2001 fiscal year. Noninterest income for the year ended June 30, 2000 included a one-time gain of $141,000 on the sale of mortgage servicing rights in connection with the Company's exit from the mortgage servicing business.

Noninterest expense. Noninterest expense for the year ended June 30, 2001 was $6.7 million compared to $7.6 million for the year ended June 30, 2000, a decrease of $889,000, or 11.7%. The primary reasons for the decline were a reduction of approximately $666,000 in compensation and benefit expense due to a reduction in full-time equivalents during 2001, a $63,000 reduction in data processing expenses, a $126,000 decrease in occupancy expense, and a $61,000 decrease in FDIC insurance expense. This was partially offset by an increase of $81,000 in expenses related to the Bank's insurance agency subsidiary, which is included in other expense.

Income Taxes. Tax net operating loss carryforwards were fully utilized during the quarter ended December 31, 2000, causing the Company to begin recognizing income tax expense. Future periods will be impacted by the recognition of federal and state income tax at statutory rates and the reversal of a $252,000 valuation allowance against deferred tax assets. The Company recorded income tax expense of $501,000 for the year ended June 30, 2001. This compares to no income tax expense being recorded during the previous fiscal year.

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

Recent legislation repealed the Office of Thrift Supervision ("OTS") minimum liquidity ratio requirements. OTS regulations now require the Bank to maintain sufficient liquidity to maintain the Bank's safe and sound operation.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Cash flows provided by operating activities were $1.4 million, $1.6 million, and $4.5 million for the years ended June 30, 2002, 2001, and 2000, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities available-for-sale, offset by principal collections on loans, proceeds from maturation and calls of securities. Net cash from financing activities consisted primarily of activity in deposit accounts and FHLB advances.

The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending, and investing activities during any given period. At June 30, 2002, cash and short-term investments totaled $42.2 million. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize the sale of securities available-for-sale, federal funds purchased, and FHLB advances as a source of funds. At June 30, 2002, the Company had the ability to borrow a total of approximately $28.4 million from the Federal Home Loan Bank of Indianapolis. On that date, the Company had $15.0 million of outstanding advances.

At June 30, 2002, the Company had outstanding commitments to originate loans of $5.9 million. These loans are to be secured by properties located in its market area. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through FHLB borrowings. Certificates of deposit that are scheduled to mature in one year or less from June 30, 2002 totaled $72.8 million. Management believes, based on past experience, that a significant portion of such deposits will remain with the Company. Based on the foregoing, in addition to the Company's high level of core deposits and capital, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

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

The Bank is subject to various regulatory capital requirements imposed by the OTS. At June 30, 2002, the Company was in compliance with all applicable capital requirements. See "Regulation and Supervision - Regulatory Capital Requirements" and Note 12 of the Notes to Consolidated Financial Statements.

Impact of Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations, which requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Since this accounting standard applies to business combinations initiated after June 30, 2001, it will have no effect on the Company's financial statements unless the Company enters into a business combination transaction.

In July 2001, the FASB also issued SFAS 142, Goodwill and Other Intangible Assets, which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142, which for most companies will be January 1, 2002. This pronouncement will not have an effect on the Company's financial statements.

In fiscal year 2002, the FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations"; SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Term Assets"; SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections"; and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The adoption of these pronouncements is not expected to have a material effect on the Company.

Effect of Inflation and Changing Prices

The consolidated financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of the Bank is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution's performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Average Balances, Interest and Average Yields/Cost

The following table presents certain information for the periods indicated regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Nonaccruing loans have been included in the average loan amounts. Average balances were derived from month-end balances. Management does not believe that the use of month-end balances instead of daily balances causes any material differences in the information presented.

                                                                             Year ended June 30,
                                                                             -------------------
                                  At June 30, 2002     -------------2002------------    -------------2001-------------
                                  ----------------                  ----                             ----
                                             Average                         Average                          Average
                                             Yield/    Average               Yield/     Average               Yield/
                                 Balance      Rate     Balance    Interest    Rate      Balance    Interest    Rate
                                 -------      ----     -------    --------    ----      -------    --------    ----
Interest-earning assets:
   Loans
     receivable (1)              $106,957      7.10%   $106,674   $  8,253      7.74%   $125,882   $ 10,423       8.28%
   Mortgage-
     backed securities                493      6.54       1,197         76      6.35       2,946        187       6.35
   Securities (2)                  38,787      5.90      43,457      2,879      6.62      45,095      2,992       6.63
   Other interest-
     earning assets                36,515      1.91      30,340        655      2.16      10,805        879       8.14
                                 --------              --------   --------              --------   --------
       Total interest-
         earning assets           182,752      5.81     181,668     11,863      6.53     184,728     14,481       7.84
   Non-interest-
     earning assets                18,440                20,152                           15,243
                                 --------              --------                         --------

       Total assets              $201,192              $201,820                         $199,971
                                 ========              ========                         ========

Interest-bearing
  liabilities:
   Deposits:
       NOW accounts              $  7,100      1.00%   $  8,415   $     89      1.06%   $  7,686   $    101       1.31%
       Money market
         accounts                   8,242      1.50       5,801        123      2.12       8,574        234       2.73
       Savings
         accounts                  45,650      1.67      43,376        768      1.77      39,668        939       2.37
       Certificates
         of deposit                81,028      3.29      84,534      3,568      4.22      91,637      5,147       5.62
                                 --------              --------   --------              --------   --------
           Total
            deposits              142,020      2.55     142,126      4,548      3.20     147,565      6,421       4.35
   FHLB advances
     and other
     borrowed funds                15,000      5.05      15,050        769      5.11       7,320        369       5.04
                                 --------              --------   --------              --------   --------
       Total interest-
         bearing
          liabilities             157,020      2.79     157,176      5,317      3.38     154,885      6,790       4.38
                                 --------                         --------                         --------
   Noninterest-
     bearing
      liabilities                   7,230                 7,560                            7,674
                                 --------              --------                         --------
       Total liabilities          164,250               164,736                          162,559
   Equity                          36,942                37,084                           37,412
                                 --------              --------                         --------

       Total liabilities
         and equity              $201,192              $201,820                         $199,971
                                 ========              ========                         ========

Net interest income/
  interest rate spread                         3.02%              $  6,546      3.15%              $  7,691       3.46%
                                             ======               ========   =======               ========    =======
Net interest margin/
  interest earning assets                                                       3.38%                             4.16%
                                                                             =======                           =======
Ratio of interest-
  earning assets to
  interest-bearing liabilities                                                115.58%                           119.27%
                                                                             =======                           =======

                                      Year ended June 30,
                                      -------------------
                                 -------------2000-------------
                                              ----
                                                       Average
                                 Average               Yield/
                                 Balance    Interest    Rate
                                 -------    --------    ----
Interest-earning assets:
   Loans
     receivable (1)              $145,217   $ 11,739       8.08%
   Mortgage-
     backed securities              3,804        252       6.62
   Securities (2)                  23,609      1,552       6.57
   Other interest-
     earning assets                 7,418        556       7.50
                                 --------   --------
       Total interest-
         earning assets           180,048     14,099       7.83
   Non-interest-
     earning assets                10,680
                                 --------

       Total assets              $190,728
                                 ========

Interest-bearing
  liabilities:
   Deposits:
       NOW accounts              $  7,963   $    113       1.42%
       Money market
         accounts                   6,377        167       2.62
       Savings
         accounts                  45,480      1,090       2.40
       Certificates
         of deposit                95,501      4,766       4.99
                                 --------   --------
           Total
            deposits              155,321      6,136       3.95
   FHLB advances
     and other
     borrowed funds                 1,300         86       6.62
                                 --------   --------
       Total interest-
         bearing
          liabilities             156,621      6,222       3.97
                                 --------   --------   --------
   Noninterest-
     bearing
      liabilities                   6,386
                                 --------
       Total liabilities          163,007
   Equity                          27,721
                                 --------

       Total liabilities
         and equity              $190,728
                                 ========

Net interest income/
  interest rate spread                      $  7,877       3.86%
                                            ========    =======
Net interest margin/
  interest earning assets                                  4.37%
                                                        =======
Ratio of interest-
  earning assets to
  interest-bearing liabilities                           114.96%
                                                        =======

(1)  Includes loans held for sale.
(2)  Includes FHLB stock.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on the interest income and interest expense of Security Federal. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). For purposes of this table, changes attributable to changes in both rate and volume, which cannot be segregated, have been allocated proportionately based on the absolute value of the change due to rate and the change due to volume.

                                                Year ended June 30, 2002               Year ended June 30, 2001
                                                 compared to year ended                 compared to year ended
                                                      June 30, 2001                          June 30, 2000
                                                      -------------                          -------------
                                                   Increase (Decrease)                    Increase (Decrease)
                                                         Due to                                 Due to
                                                         ------                                 ------
                                             Rate        Volume        Total        Rate        Volume        Total
                                             ----        ------        -----        ----        ------        -----
                                                                     (Dollars in thousands)
Interest-earning assets:
    Loans receivable                     $     (653)  $   (1,517)  $   (2,170)   $     279    $   (1,595)  $   (1,316)
    Mortgage-backed securities                   --         (111)        (111)         (10)          (55)         (65)
    Securities                                   24         (137)        (113)          15         1,425        1,440
    Other interest-earning assets              (983)         759         (224)          51           272          323
                                         ----------   ----------   ----------    ---------    ----------   ----------
       Total interest-earning assets         (1,773)        (845)      (2,618)         335            47          382

Interest-bearing liabilities:
    Deposits:
       NOW accounts                             (21)           9          (12)          (8)           (4)         (12)
       Money market accounts                    (45)         (66)        (111)          --            60           67
       Savings accounts                        (253)          82         (171)         (13)         (138)        (151)
       Certificates of deposit               (1,204)        (375)      (1,579)         580          (199)         381
    FHLB advances and other
      borrowed funds                              5          395          400          (25)          308          283
                                         ----------   ----------   ----------    ---------    ----------   ----------
       Total interest-bearing
         liabilities                         (1,518)          45       (1,473)         541            27          568
                                         ----------   ----------   ----------    ---------    ----------   ----------

          Increase (decrease) in
            net interest income          $     (255)  $     (890)  $   (1,145)   $    (206)   $       20   $     (186)
                                         ==========   ==========   ==========    =========    ==========   ==========

Market Risk Analysis

General. The Company's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Company's profitability is also affected by the level of income and expenses. Noninterest income includes service charges and fees. Noninterest expenses primarily include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums, and data processing expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation, and monetary and fiscal policies.

Qualitative Aspects of Market Risk. In an attempt to manage its exposure to changes in interest rates, management monitors Security Federal's interest rate risk. The Board of Directors reviews at least quarterly Security Federal's interest rate risk position and profitability. The Board of Directors also reviews Security Federal's portfolio, formulates investment strategies, and oversees the timing and implementation of transactions to ensure attainment of Security Federal's objectives in the most effective manner. In addition, the Board reviews on a quarterly basis Security Federal's asset/liability position, including simulations of the effect on Security Federal's capital of various interest rate scenarios.

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

The Board has taken a number of steps to manage Security Federal's vulnerability to changes in interest rates. First, Security Federal uses customer service and marketing efforts to increase Security Federal's non-certificate accounts. At June 30, 2002, $67.3 million, or 45.4%, of Security Federal's deposits consisted of demand, passbook, NOW, and money market accounts. Security Federal believes that these accounts represent "core" deposits, which are generally somewhat less interest rate sensitive than other types of deposit accounts. Second, while Security Federal continues to originate 30-year fixed rate residential loans, all such loans are sold in the secondary market. Currently, over 49% of Security Federal's loans carry adjustable interest rates. Finally, Security Federal has focused a significant portion of its investment activities on securities with terms of five years or less. At June 30, 2002, $12.1 million, or 36.5%, of Security Federal's securities had terms to maturity of five years or less based on their carrying value in addition to Security Federal's mortgage-backed securities, which provide for regular principal repayments.

In order to encourage institutions to reduce their interest rate risk, the Office of Thrift Supervision adopted a rule incorporating an interest rate risk component into the risk-based capital rules. Using data compiled by the Office of Thrift Supervision, Security Federal receives a report that measures interest rate risk by modeling the change in net portfolio value over a variety of interest rate scenarios. This procedure for measuring interest rate risk was developed by the Office of Thrift Supervision to replace the "gap" analysis, which is the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period. Net portfolio value is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. The calculation is intended to illustrate the change in net portfolio value that will occur upon an immediate change in interest rates of at least 200 basis points with no effect given to any steps that management might take to counter the effect of that interest rate movement. Under Office of Thrift Supervision regulations, an institution with a greater than "normal" level of interest rate risk must take a deduction from total capital for purposes of calculating its risk-based capital. The Office of Thrift Supervision, however, has delayed the implementation of this regulation. An institution with a "normal" level of interest rate risk is defined as one whose "measured interest rate risk" is less than 2.0%. Institutions with assets of less than $300 million and a risk-based capital ratio of more than 12.0% are exempt. Security Federal is exempt because of its asset size and it has greater than 12% risk-based capital. If the proposed regulation was implemented and applied at June 30, 2002, Security Federal believes that its level of interest rate risk would not have caused it to be treated as an institution with greater than "normal" interest rate risk.

Quantitative Aspects of Market Risk. The Company does not maintain a trading account for any class of financial instrument nor does it purchase high-risk derivative instruments. Furthermore, the Company has no foreign currency exchange rate risk or commodity price risk.

The Office of Thrift Supervision provides the Company with the information presented in the following table. It presents the change in the Company's net portfolio value at June 30, 2002 that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions but without effect to any steps that management might take to counteract that change.

                                                                                    NPV as % of
   Change in                                                                 Portfolio Value of Assets
Interest Rates                  Net Portfolio Value                          -------------------------
in Basis Points                 -------------------                         NPV              Basis Point
 (Rate Shock)       Amount           $ Change         % Change             Ratio               Change
 ------------       ------           --------         --------             -----               ------
                              (Dollars in thousands)
     300         $35,389              (2,211)              (5.9)%         17.36%              (71) bp
     200          36,562              (1,038)              (2.8)          17.78               (29) bp
     100          37,302                (298)               (.8)          18.02                (5) bp
  Static          37,600                  --                 --           18.07                --
   (100)          37,268                (332)               (.9)          17.88               (19) bp

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

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
Security Financial Bancorp, Inc.
St. John, Indiana


We have audited the accompanying consolidated statements of financial condition of Security Financial Bancorp, Inc. and its wholly owned subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Security Financial Bancorp, Inc. and its wholly owned subsidiaries as of June 30, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.



                                               /s/ Crowe, Chizek and Company LLP

Oak Brook, Illinois
August 21, 2002

                        SECURITY FINANCIAL BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             June 30, 2002 and 2001
             (Dollars in thousands except shares and per share data)

--------------------------------------------------------------------------------

                                                                                  2002          2001
                                                                                  ----          ----
ASSETS
Cash and due from financial institutions                                      $     5,729   $     4,938
Interest-bearing deposits in financial institutions                                36,515        21,563
                                                                              -----------   -----------
    Cash and cash equivalents                                                      42,244        26,501

Securities available-for-sale                                                      33,980        46,197
Loans held for sale                                                                 1,468         1,139
Loans receivable, net                                                             105,489       111,147
Federal Home Loan Bank stock                                                        5,300         5,300
Cash surrender value of life insurance                                              6,489         6,164
Other real estate owned                                                               129           197
Premises and equipment, net                                                         4,681         5,414
Accrued interest receivable                                                           930         1,505
Other assets                                                                          482         1,353
                                                                              -----------   -----------

    Total assets                                                              $   201,192   $   204,917
                                                                              ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Demand deposits                                                           $     6,273   $     6,377
    Savings                                                                        45,650        38,951
    NOW and money market                                                           15,342        14,191
    Time deposits, $100 and over                                                   12,721        13,616
    Other time deposits                                                            68,307        76,365
                                                                              -----------   -----------
                                                                                  148,293       149,500

Federal Home Loan Bank advance                                                     15,000        15,000
Other borrowed funds                                                                   --           100
Advances from borrowers for taxes and insurance                                       197           428
Accrued interest payable and other liabilities                                        760         1,819
                                                                              -----------   -----------
    Total liabilities                                                             164,250       166,847

Stockholders' equity
    Preferred stock:  $ .01 par value per share, 1,000,000 shares,
      authorized; no shares issued                                                     --            --
    Common stock $.01 par value per share, 4,000,000 shares
      authorized, 1,938,460 shares issued and outstanding                              19            19
    Additional paid-in-capital                                                     18,610        18,636
    Unearned stock awards                                                            (955)           --
    Unearned ESOP shares                                                           (1,293)       (1,396)
    Treasury stock (2002 - 74,269 shares; 2001 - 0 shares)                         (1,459)           --
    Retained earnings                                                              21,891        20,940
    Accumulated other comprehensive income (loss)                                     129          (129)
                                                                              -----------   -----------
       Total stockholders' equity                                                  36,942        38,070
                                                                              -----------   -----------

          Total liabilities and stockholders' equity                          $   201,192   $   204,917
                                                                              ===========   ===========

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                        SECURITY FINANCIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Years ended June 30, 2002, 2001, and 2000
                  (Dollars in thousands except per share data)

--------------------------------------------------------------------------------

                                                                     2002            2001          2000
                                                                     ----            ----          ----
Interest and dividend income
    Loans, including fees                                         $     8,253   $    10,423   $    11,739
    Securities                                                          2,955         3,179         1,804
    Other interest-earning assets                                         655           879           556
                                                                  -----------   -----------   -----------
                                                                       11,863        14,481        14,099

Interest expense
    Deposits                                                            4,548         6,421         6,136
    Federal Home Loan Bank advance and
      other borrowed funds                                                769           369            86
                                                                  -----------   -----------   -----------
                                                                        5,317         6,790         6,222
                                                                  -----------   -----------   -----------

Net interest income                                                     6,546         7,691         7,877

Provision for loan losses                                                 135           180           225
                                                                  -----------   -----------   -----------

Net interest income after provision for loan losses                     6,411         7,511         7,652

Noninterest income
    Service charges and other fees                                        322           255           220
    Increase in cash surrender value of life insurance                    325           162            --
    Loan charges and servicing fees                                       145           149           154
    Gain on sale of loans                                                 200            83           115
    Gain on sale of mortgage servicing rights                              --            --           141
    Gain on sale of other real estate owned                                43            15           105
    Insurance commission income                                           222           217            19
    Other                                                                 174           192           174
                                                                  -----------   -----------   -----------
                                                                        1,431         1,073           928

Noninterest expense
    Compensation and benefits                                           3,242         3,282         3,948
    Occupancy and equipment                                             1,124         1,392         1,518
    SAIF deposit insurance premium                                         28            30            91
    Advertising and promotions                                            105           184           265
    Legal fees                                                            600           188            98
    Data processing                                                       332           520           583
    Other                                                               1,039         1,117         1,099
                                                                  -----------   -----------   -----------
                                                                        6,470         6,713         7,602
                                                                  -----------   -----------   -----------

Income before income taxes                                              1,372         1,871           978

Income tax                                                                421           501            --
                                                                  -----------   -----------   -----------

Net income                                                        $       951   $     1,370   $       978
                                                                  ===========   ===========   ===========

Basic earnings per share                                          $       .56   $       .76   $       .34
Diluted earnings per share                                        $       .55   $       .76   $       .34

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                        SECURITY FINANCIAL BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Years ended June 30, 2002, 2001, and 2000
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                                                                 Accumulated
                                                                                                    Other
                                                                                                   Compre-
                                       Additional  Unearned                                        hensive
                              Common     Paid-in     Stock     Unearned   Treasury    Retained     Income      Total
                               Stock     Capital    Awards       ESOP       Stock     Earnings     (Loss)     Equity
                               -----     -------    ------       ----       -----     --------     ------     ------
Balance at July 1, 1999      $      --   $   --    $     --    $    --    $      --   $18,592    $     (60)  $  18,532

Issuance of common stock,
  net of conversion costs           19   18,559          --     (1,551)          --        --           --      17,027

ESOP shares earned                  --       11          --         52           --        --           --          63

Comprehensive income:
    Net income                      --       --          --         --           --       978           --         978

    Change in unrealized
      loss on securities
      available-for-sale            --       --          --         --           --        --         (114)       (114)
                                                                                                             ---------

       Total comprehensive
         income                                                                                                    864
                             ---------   ------    --------    -------    ---------   -------    ---------   ---------

Balance at June 30, 2000            19   18,570          --     (1,499)          --    19,570         (174)     36,486

ESOP shares earned                  --       66          --        103           --        --           --         169

Comprehensive income:
    Net income                      --       --          --         --           --     1,370           --       1,370

    Change in unrealized
      gain on securities
      available-for-sale            --       --          --         --           --        --           45          45
                                                                                                             ---------

       Total comprehensive
         income                                                                                                  1,415
                             ---------   ------    --------    -------    ---------   -------    ---------   ---------

Balance at June 30, 2001            19   18,636          --     (1,396)          --    20,940         (129)     38,070

ESOP shares earned                  --       99          --        103           --        --           --         202

Purchase of 143,803
  shares of treasury stock          --       --          --         --       (2,771)       --           --      (2,771)

Stock awards issued                 --     (125)     (1,187)        --        1,312        --           --          --

Stock awards earned                 --       --         232         --           --        --           --         232

Comprehensive income
    Net income                      --       --          --         --           --       951           --         951

    Change in unrealized
      gain on securities
      available-for-sale            --       --          --         --           --        --          258         258
                                                                                                             ---------

       Total comprehensive
         income                                                                                                  1,209
                             ---------   ------    --------    -------    ---------   -------    ---------   ---------

Balance at June 30, 2002     $      19   $18,610   $   (955)   $(1,293)   $  (1,459)  $21,891    $     129   $  36,942
                             =========   =======   ========    =======    =========   =======    =========   =========

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                        SECURITY FINANCIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years ended June 30, 2002, 2001, and 2000
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                                           2002           2001          2000
                                                                           ----           ----          ----
Cash flows from operating activities
    Net income                                                          $       951   $     1,370   $       978
    Adjustments to reconcile net income to net cash from
      operating activities
       Depreciation                                                             496           629           640
       Provision for loan losses                                                135           180           225
       Gain on sale of other real estate owned                                  (43)          (15)         (105)
       Origination and purchase of loans held for sale                      (16,060)       (9,828)       (1,440)
       Proceeds from sales of loans held for sale                            15,931         9,129         1,551
       Change in mortgage loan servicing rights                                  --            --           (61)
       Gain on sale of loans from secondary market activities                  (200)          (83)         (115)
       Gain on sale of mortgage servicing rights                                 --            --          (141)
       Amortization of mortgage loan servicing rights                            --            --           156
       Proceeds from sales of mortgage servicing rights                          --            --         4,044
       Accretion of discount on securities                                     (146)         (434)         (281)
       ESOP expense                                                             202           169            63
       Stock awards expenses                                                    232            --            --
       Increase in cash surrender value of life insurance                      (325)         (163)           --
       Change in accrued interest receivable                                    575          (305)         (166)
       Change in accrued interest payable                                       (43)           70           (31)
       Change in other assets                                                   699           362          (273)
       Change in other liabilities                                           (1,016)          469          (519)
                                                                        -----------   -----------   -----------
          Net cash from operating activities                                  1,388         1,550         4,525

Cash flows from investing activities
    Change in certificates of deposit in other financial institutions            --         7,000        (7,000)
    Proceeds from maturities and calls of securities
      available-for-sale                                                     72,323        32,846        11,092
    Principal payments on securities available-for-sale                       1,481         1,646         1,318
    Purchase of securities available-for-sale                               (61,011)      (53,083)      (21,583)
    Change in loans                                                           5,502        20,071        18,443
    Investment in life insurance                                                 --        (6,001)           --
    Proceeds from sale of premises and equipment                                325            --            --
    Purchase of premises and equipment                                          (88)         (560)         (357)
    Proceeds from sale of other real estate                                     132           430         1,085
                                                                        -----------   -----------   -----------
       Net cash from investing activities                                    18,664         2,349         2,998

Cash flows from financing activities
    Change in deposits                                                       (1,207)       (2,089)      (14,128)
    Proceeds from stock issuance, net                                            --            --        17,027
    Change in advance payments by borrowers for
      taxes and insurance                                                      (231)          (63)         (288)
    Proceeds from advances from Federal Home Loan Bank
      and other borrowings                                                       --        15,000           200
    Repayments of advances from Federal Home Loan Bank
      and other borrowings                                                     (100)         (100)       (5,000)
    Purchase of treasury stock                                               (2,771)           --            --
                                                                        -----------   -----------   -----------
       Net cash from financing activities                                    (4,309)       12,748        (2,189)
                                                                        -----------   -----------   -----------

--------------------------------------------------------------------------------

                                   (Continued)

                        SECURITY FINANCIAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years ended June 30, 2002, 2001, and 2000
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                                           2002           2001          2000
                                                                           ----           ----          ----
Net change in cash and cash equivalents                                 $    15,743   $    16,647   $     5,334

Cash and cash equivalents at beginning of year                               26,501         9,854         4,520
                                                                        -----------   -----------   -----------

Cash and cash equivalents at end of year                                $    42,244   $    26,501   $     9,854
                                                                        ===========   ===========   ===========

Supplemental disclosures of cash flow information
    Cash paid during the year for
       Interest                                                         $     5,360   $     6,720   $     6,253
       Income taxes                                                             420           711           272

    Transfer from loans to other real estate                                     21           295         1,032

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                        SECURITY FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2002, 2001, and 2000
               (Table amounts in thousands except per share data)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: The accompanying consolidated financial statements include the accounts of Security Financial Bancorp, Inc. ("the Company") and its wholly owned subsidiary, Security Federal Bank, a Federal Savings Bank ("the Bank"). The Boulevard, Inc.; Strategic Financial Corporation; and Family Home Service Corporation, Inc. are all wholly owned subsidiaries of the Bank. All significant intercompany transactions and balances are eliminated in consolidation.

The Bank is a federally chartered stock savings bank and a member of the Federal Home Loan Bank ("FHLB") system. The Bank maintains insurance on savings accounts with the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation.

The Bank is engaged in the business of residential, commercial, and consumer lending to customers located primarily in northwest Indiana and Will and Cook Counties, Illinois. These communities are the source of substantially all of the Bank's deposit and lending activities. Mortgage loans originated for resale are originated primarily through its retail banking locations. The Boulevard, Inc. sells insurance and brokerage services. Strategic Financial Corporation and Family Home Service Corporation, Inc. are both inactive.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The allowance for loan losses, fair value of loans held for sale, and fair value of financial instruments are particularly subject to change.

Statement of Cash Flows: For purposes of reporting cash flows, cash and cash equivalents is defined to include the Company's cash on hand, due from financial institutions, and short-term interest-bearing deposits in financial institutions. The Company reports net cash flows for customer loan transactions, deposit transactions, and deposits made with other financial institutions.

Securities: Securities are classified as available-for-sale since the Company may decide to sell those securities for changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons. They are carried at fair value. Unrealized gains and losses on securities available-for-sale are charged or credited to a valuation allowance, which is included as a separate component of equity, net of taxes. Realized gains and losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. FHLB stock is carried at cost.

--------------------------------------------------------------------------------

                                   (Continued)

                        SECURITY FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2002, 2001, and 2000
               (Table amounts in thousands except per share data)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held for Sale: Loans intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.

Loans Receivable: Loans receivable are stated at unpaid principal balances, less the allowance for loan losses and net of deferred loan origination fees and discounts.

Recognition of Interest Income on Loans: Interest income on loans is recognized over the term of the loans based on the principal balance outstanding.

Loan Origination Fees, Commitment Fees, and Related Costs: Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the interest method over the contractual life of the loans, adjusted for estimated prepayments based on the Company's historical prepayment experience.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature, such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Other Real Estate Owned: Real estate properties acquired through or in lieu of loan foreclosures are initially recorded at the lower of cost or fair value, less estimated selling expenses, at the date of foreclosure. Costs relating to improvement of property are capitalized, whereas costs relating to the holding of property are expensed.

--------------------------------------------------------------------------------

                                   (Continued)

                        SECURITY FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2002, 2001, and 2000
               (Table amounts in thousands except per share data)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes: The Company records income tax expense based on the amount of taxes due on its tax return, plus deferred taxes computed based on the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using enacted tax rates. A valuation allowance has been recorded to reduce deferred tax assets to the amount expected to be realized.

Employee Stock Ownership Plan: The cost of shares issued to the ESOP but not yet allocated to participants is presented in the consolidated balance sheet as a reduction of stockholders' equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. The difference between the market price and the costs of shares committed to be released is recorded as an adjustment to paid-in capital. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are reflected as a reduction of debt.

Shares are considered outstanding for earnings per share calculations as they are committed to be released; unallocated shares are not considered outstanding.

Earnings Per Common Share: Earnings per share reflect the earnings available to common stockholders for the year divided by the weighted average number of common shares outstanding during the year. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Premises and Equipment: Land is carried at cost. Buildings; leasehold improvements; and furniture, fixtures, and equipment are carried at cost, less accumulated depreciation. Premises and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to forty years. Maintenance and repairs are expensed and improvements are capitalized.

Comprehensive Income: Comprehensive income consists of net income and unrealized gains and losses on securities available-for-sale.

Reclassifications: Certain reclassifications were made to the prior year financial statements to conform to the 2002 presentation.

--------------------------------------------------------------------------------

                                   (Continued)

                        SECURITY FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2002, 2001, and 2000
               (Table amounts in thousands except per share data)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES

The amortized cost and fair value of securities available-for-sale are as follows as of June 30:

                                                                   Gross          Gross
                                                   Amortized    Unrealized     Unrealized         Fair
                                                     Cost          Gains         Losses           Value
                                                     ----          -----         ------           -----
2002
----
     U.S. Government and federal agencies        $    32,766    $       228    $       (40)   $    32,954
     Equity securities                                   515             18             --            533
     Mortgage-backed securities and
       collateralized mortgage obligation -
       issued by FHLMC and FNMA                          484             10             (1)           493
                                                 -----------    -----------    -----------    -----------

                                                 $    33,765    $       256    $       (41)   $    33,980
                                                 ===========    ===========    ===========    ===========

2001
----
     U.S. Government and federal agencies        $    44,447    $        88    $      (312)   $    44,223
     Mortgage-backed securities and
       collateralized mortgage obligation -
       issued by FHLMC and FNMA                        1,965             14             (5)         1,974
                                                 -----------    -----------    -----------    -----------

                                                 $    46,412    $       102    $      (317)   $    46,197
                                                 ===========    ===========    ===========    ===========

Amortized cost and fair value of debt securities available-for-sale by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may call or prepay obligations.

                                                                              --------June 30, 2002------
                                                                                      -------------
                                                                                Amortized         Fair
                                                                                  Cost            Value
                                                                                  ----            -----
Due in one to five years                                                       $    12,122    $    12,165
Due in six to ten years                                                             14,024         14,199
Due after ten years                                                                  6,620          6,590
Mortgage-backed securities                                                             484            493
                                                                               -----------    -----------

                                                                               $    33,250    $    33,447
                                                                               ===========    ===========

There were no sales of securities during 2002, 2001, or 2000.

At June 30, 2002, securities with an amortized cost of $33,281 and a carrying value of $33,487 contained call features at the option of the issuers.

--------------------------------------------------------------------------------

                                   (Continued)

                        SECURITY FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2002, 2001, and 2000
               (Table amounts in thousands except per share data)

--------------------------------------------------------------------------------

NOTE 3 - LOANS RECEIVABLE, NET

Loans receivable at June 30 are summarized as follows:

                                                                                 2002            2001
                                                                                 ----            ----
Mortgage loans
    Secured by one-to-four-family residences                                 $     44,943    $     59,568
    Secured by commercial and multi-family properties                              32,588          18,509
Construction loans                                                                  4,407           1,107
Automobile loans                                                                    1,800           4,709
Home equity and second mortgage loans                                              10,287          13,146
Commercial loans                                                                   11,748          14,023
Other consumer loans                                                                1,290           1,697
                                                                             ------------    ------------
                                                                                  107,063         112,759
Net deferred loan origination fees                                                    (95)           (126)
Allowance for loan losses                                                          (1,479)         (1,486)
                                                                             ------------    ------------

                                                                             $    105,489    $    111,147
                                                                             ============    ============

Activity in the allowance for loan losses is summarized as follows for the years ended June 30:

                                                                   2002           2001            2000
                                                                   ----           ----            ----
Balance at beginning of year                                    $     1,486    $     1,449    $     1,469
Provision charged to income                                             135            180            225
Charge-offs                                                            (195)          (264)          (291)
Recoveries on loans previously charged off                               53            121             46
                                                                -----------    -----------    -----------

    Balance at end of year                                      $     1,479    $     1,486    $     1,449
                                                                ===========    ===========    ===========

There were no loans considered impaired as of or for the years ended June 30, 2002, 2001, and 2000.

Nonaccrual loans for which interest has been reduced totaled approximately $2,462,000 and $1,994,000 at June 30, 2002 and 2001.

The Company's lending activities have been concentrated primarily in Lake and Porter Counties, Indiana and Cook County, Illinois. The largest portion of the Company's loans are originated for the purpose of enabling borrowers to purchase residential and real estate property secured by first liens on such property. At June 30, 2002, approximately 42% of the Company's loans were secured by owner-occupied, one-to-four-family residential property. The Company requires collateral on all loans and generally maintains loan-to-value ratios of 80% or less.

The Bank had lending transactions with directors and executive officers of the Company and the Bank, which totaled approximately $443,000 and $307,000 at June 30, 2002 and 2001.

--------------------------------------------------------------------------------

                                   (Continued)

                        SECURITY FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2002, 2001, and 2000
               (Table amounts in thousands except per share data)

--------------------------------------------------------------------------------

NOTE 4 - PREMISES AND EQUIPMENT, NET

Premises and equipment at June 30 are summarized as follows:

                                                                                  2002            2001
                                                                                  ----            ----
Cost
    Land                                                                       $       446    $       771
    Buildings and leasehold improvements                                             5,253          5,255
    Furniture, fixtures, and equipment                                               3,125          3,111
                                                                               -----------    -----------
                                                                                     8,824          9,137
         Less accumulated depreciation                                               4,143          3,723
                                                                               -----------    -----------

                                                                               $     4,681    $     5,414
                                                                               ===========    ===========

NOTE 5 - DEPOSITS

At June 30, 2002, scheduled maturities of certificates of deposit are as follows:

2003                                                            $    72,801
2004                                                                  5,128
2005                                                                  2,603
2006                                                                    454
2007 and thereafter                                                      42
                                                                -----------

                                                                $    81,028
                                                                ===========

NOTE 6 - BORROWED FUNDS

The $15,000,000 FHLB advance has a fixed rate of 5.05% and matures January 8, 2004. On January 8, 2002, the FHLB had the option to convert the entire advance to an adjustable rate repricing quarterly at three-month LIBOR plus 200 basis points. The advance was not converted to an adjustable rate on this date.

All FHLB securities owned by the Bank and all mortgage loans and mortgage-backed securities not otherwise pledged are pledged to the Federal Home Loan Bank of Indianapolis to secure advances. In addition, the Bank has an undrawn line of credit for $5,000,000 as of June 30, 2002 and 2001 with the Federal Home Loan Bank of Indianapolis. This line matures on June 5, 2003, has a variable interest rate, and is also secured by the collateral listed above.

--------------------------------------------------------------------------------

                                   (Continued)

                        SECURITY FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2002, 2001, and 2000
               (Table amounts in thousands except per share data)

--------------------------------------------------------------------------------

NOTE 7 - EMPLOYEE BENEFITS

The Bank is part of a noncontributory multi-employer defined benefit pension plan covering substantially all of its employees. The plan is administered by the trustees of the Financial Institutions Retirement Fund ("FIRF"). Benefits of the plan are funded through payments to FIRF, which does not report relative plan assets and actuarial liabilities of the individual participating financial institutions. In November 2000, the Board of Directors amended the Plan to reduce the future benefit accrual rate. For the year ended June 30, 2002, no expense was recorded as no payment was required to be made to FIRF. Pension expense totaled $119,000 and $268,000 for the years ended June 30, 2001 and 2000.

The Bank maintains a 401(k) profit sharing plan covering substantially all employees. The plan allows participant salary deferrals into the plan, as well as contributions made at the discretion of the Board of Directors. The Bank made no contributions to the plan for 2002, 2001, and 2000.

NOTE 8 - EMPLOYEE STOCK OWNERSHIP PLAN

In 2000, the Company adopted an employee stock ownership plan ("ESOP") for the benefit of substantially all employees. The ESOP borrowed $1,550,760 from the Company and used those funds to acquire 155,076 shares of the Company's stock at $10 per share.

Shares issued to the ESOP are allocated to ESOP participants based on principal and interest repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company's discretionary contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur over a fifteen-year period. However, in the event the Company's contributions exceed the minimum debt service requirements, additional principal payments will be made.

During 2002, 2001, and 2000, 10,338, 10,338 and 5,169 shares of stock with an average fair value of $19.50, $16.37, and $12.09 were committed to be released, resulting in ESOP compensation expense of $202,000, $169,000, and $63,000, respectively.

Shares held by the ESOP at June 30 are as follows:

                                                                   2002            2001           2000
                                                                   ----            ----           ----
Allocated shares                                                     25,845         15,507          5,169
Unallocated shares                                                  129,231        139,569        149,907
                                                                -----------    -----------    -----------

    Total ESOP shares                                               155,076        155,076        155,076
                                                                ===========    ===========    ===========

Fair value of unallocated shares                                $     2,565    $     2,424    $     2,117
                                                                ===========    ===========    ===========

--------------------------------------------------------------------------------

                                   (Continued)

                        SECURITY FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2002, 2001, and 2000
               (Table amounts in thousands except per share data)

--------------------------------------------------------------------------------

NOTE 9 - OTHER STOCK-BASED COMPENSATION PLANS

The Company has a stock option plan under the terms of which 193,846 shares of the Company's common stock were reserved for issuance. The options become exercisable on a cumulative basis in equal installments over a five-year period from the date of grant. The options expire ten years from the date of grant.

A summary of the status of the Company's stock option plan and changes are presented below:

                                                                                       Weighted-
                                                                        Number          Average
                                                                          of           Exercise
                                                                        Options          Price
                                                                        -------          -----
Outstanding at July 1, 2000                                                   --      $      --
Granted                                                                  161,614          16.88
Exercised                                                                     --             --
Forfeited                                                                     --
                                                                      ----------

Outstanding at June 30, 2001                                             161,614          16.88
Granted                                                                   17,445          19.78
Exercised                                                                     --             --
Forfeited                                                                   (500)         16.88
                                                                      ----------

Outstanding at June 30, 2002                                             178,559          17.16
                                                                      ==========

                                                                         2002             2001
                                                                         ----             ----
Options exercisable at end of year                                        31,823             --
Weighted-average fair value of options granted during year                 $7.12          $6.86
Average remaining option term                                            9 years       10 years

The Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized at the date of grant. Had compensation cost been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts in the table below. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

                                                               2002             2001             2000
                                                               ----             ----             ----
Net income as reported                                     $     951         $  1,370         $     978
Pro forma net income                                             718            1,370               978
Earnings per share as reported
    Basic                                                        .56              .76               .34
    Diluted                                                      .55              .76               .34
Pro forma earnings per share
    Basic                                                        .42              .76               .34
    Diluted                                                      .41              .76               .34

--------------------------------------------------------------------------------

                                   (Continued)

                        SECURITY FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2002, 2001, and 2000
               (Table amounts in thousands except per share data)

--------------------------------------------------------------------------------

NOTE 9 - OTHER STOCK-BASED COMPENSATION PLANS (Continued)

The Black-Scholes option pricing valuation model was used in estimating the fair value of the options. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Date of grant                                                      November 27, 2001   June 26, 2001
Options granted                                                               17,445         161,614
Estimated fair value of stock options granted:                                 $7.12           $6.86
    Assumptions used:
         Risk-free interest rate                                               4.25%           5.28%
         Expected option life                                                7 years         7 years
         Expected stock price volatility                                      22.97%          25.13%
         Expected dividend yield                                               0.00%           0.00%

The Company adopted a Management Recognition and Retention Plan ("MRP"). In June 2001, the Board of Directors awarded 66,834 shares of the Company's common stock to directors and key employees at an average price of $16.88 per share. Three hundred of these shares were forfeited in 2002 and reallocated to treasury stock. These shares vest over a five-year period. In September 2001, the Company contributed $1.3 million which allowed the MRP to acquire 66,834 shares of common stock to fund awards. In November 2001, the Company contributed $57,000 to fund an additional award of 3,000 shares to directors at an average price of $19.78 per share. These shares also vest over a five-year period. MRP compensation expense totaled $232,000 for the year ended June 30, 2002. There was no compensation recorded in the years ended 2001 and 2000.

NOTE 10 - INCOME TAXES

Income tax expense for the years ended June 30 is summarized as follows:

                                                                     2002            2001          2000
                                                                     ----            ----          ----
Federal
    Current                                                       $     389      $     696      $     327
    Deferred                                                            (41)           (28)            88
State
    Current                                                              73             85             --
Change in valuation allowance for
  deferred tax assets                                                    --           (252)          (415)
                                                                  ---------      ---------      ---------

    Income tax                                                    $     421      $     501      $      --
                                                                  =========      =========      =========

--------------------------------------------------------------------------------

                                   (Continued)

                        SECURITY FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2002, 2001, and 2000
               (Table amounts in thousands except per share data)

--------------------------------------------------------------------------------

NOTE 10 - INCOME TAXES (Continued)

Income tax differed from the amounts computed by applying the federal income tax rate at June 30 to income before income taxes as a result of the following:

                                                                     2002         2001             2000
                                                                     ----         ----             ----
Income taxes at statutory rate of 34%                             $     466      $     636      $     333
State income taxes, net of federal benefit                               40             80             56
Other items, net                                                        (85)            37             26
Decrease in valuation allowance                                          --           (252)          (415)
                                                                  ---------      ---------      ---------

    Income tax                                                    $     421      $     501      $      --
                                                                  =========      =========      =========

The components of the net deferred taxes as of June 30 are as follows:

                                                                                   2002            2001
                                                                                   ----            ----
Allowance for loan losses                                                        $     586      $     589
Deferred loan fees                                                                      37             50
Deferred compensation plans                                                             50             51
Unrealized loss on securities available-for-sale                                        --             86
Other, net                                                                              76             46
                                                                                 ---------      ---------
                                                                                       749            822
Bad debt recapture                                                                     (75)          (112)
Unrealized gain on securities available-for-sale                                       (86)            --
Other, net                                                                             (66)           (57)
                                                                                 ---------      ---------
                                                                                      (227)          (169)
                                                                                 ---------      ---------

                                                                                 $     522      $     653
                                                                                 =========      =========

Retained earnings at June 30, 2002, 2001, and 2000 includes approximately $2,935,000 of bad debt deductions for tax years prior to 1987 for which no deferred federal income tax liability has been recorded. This deferred federal income tax liability would approximate $998,000. Tax legislation passed in August 1996 requires all thrift institutions to deduct a provision for bad debts for tax purposes based on the actual loss experience and recapture the excess bad debt reserve accumulated in the tax years after 1987.

--------------------------------------------------------------------------------

                                   (Continued)

                        SECURITY FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2002, 2001, and 2000
               (Table amounts in thousands except per share data)

--------------------------------------------------------------------------------

NOTE 11 - EARNINGS PER SHARE

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the years ended June 30, 2002 and 2001 and the period from January 5, 2000 to June 30, 2000:

                                                                   2002           2001             2000
                                                                   ----           ----             ----
Basic earnings per share
    Net income as reported                                      $       951    $     1,370    $       978
    Earnings prior to conversion to a stock form
      of ownership                                                       --             --           (363)
                                                                -----------    -----------    -----------

    Net income available to common stockholders                 $       951    $     1,370    $       615
                                                                ===========    ===========    ===========

    Weighted average common shares outstanding                        1,710          1,794          1,786
                                                                ===========    ===========    ===========

         Basic earnings per share                               $       .56    $       .76    $       .34
                                                                ===========    ===========    ===========

Earnings per share assuming dilution
    Net income available to common stockholders                 $       951    $     1,370    $       615
                                                                ===========    ===========    ===========

    Weighted average common shares outstanding                        1,710          1,794          1,786
    Add dilutive effect of assumed exercises:
         Stock options                                                   18             --             --
         Stock awards                                                     5             --             --
                                                                -----------    -----------    -----------

    Weighted average common and dilutive                              1,733          1,794          1,786
                                                                ===========    ===========    ===========

         Diluted earnings per share                             $       .55    $       .76    $       .34
                                                                ===========    ===========    ===========

Options to purchase 17,445 shares of common stock and 3,000 stock awards at an average price of $19.78 per share were outstanding at June 30, 2002 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock and the options were, therefore, antidilutive.

NOTE 12 - REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet

--------------------------------------------------------------------------------

                                   (Continued)

                        SECURITY FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2002, 2001, and 2000
               (Table amounts in thousands except per share data)

--------------------------------------------------------------------------------

NOTE 12 - REGULATORY CAPITAL (Continued)

specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2002, that the Bank meets all of the capital adequacy requirements to which it is subject.

As of June 30, 2002, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual and required capital amounts and rates are presented below (in thousands):

                                                                                            Requirement
                                                                                             to Be Well
                                                                 Requirement              Capitalized Under
                                                                 for Capital              Prompt Corrective
                                       Actual                 Adequacy Purposes           Action Provisions
                                       ------                 -----------------           -----------------
                                 Amount         Ratio        Amount          Ratio        Amount         Ratio
                                 ------         -----        ------          -----        ------         -----
As of June 30, 2002
   Total Capital (to risk-
     weighted assets)         $    30,949       26.8%      $     9,246        8.0%     $    11,558       10.0%
   Tier 1 Capital (to risk-
     weighted assets)              29,590       25.6             4,623        4.0            6,935        6.0
   Core Capital (to
     adjusted assets)              29,590       14.9             7,940        4.0            9,925        5.0

As of June 30, 2001
   Total Capital (to risk-
     weighted assets)         $    29,129       25.2%      $     9,250        8.0%     $    11,563       10.0%
   Tier 1 Capital (to risk-
     weighted assets)              27,923       24.1             4,625        4.0            6,938        6.0
   Core Capital (to
     adjusted assets)              27,923       13.9             8,026        4.0           10,032        5.0

--------------------------------------------------------------------------------

                                   (Continued)

                        SECURITY FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2002, 2001, and 2000
               (Table amounts in thousands except per share data)

--------------------------------------------------------------------------------

NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Company has the following commitments outstanding at June 30:

                                                                                  2002            2001
                                                                                  ----            ----
Commitments to fund loans                                                       $  5,908        $  3,546
Unused lines of credit                                                            12,343           4,103
Letters of credit                                                                     22           1,780
Commitments to sell loans and loan pools                                           1,468           1,139

Since certain commitments to make loans and lines of credit to fund loans in process expire without being used, the amounts do not necessarily represent future cash commitments. In addition, commitments used to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company's exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of these instruments. The Company follows the same credit policy to make such commitments as is followed for those loans recorded on the consolidated balance sheet.

As of June 30, 2002, fixed rate commitments to fund loans amounted to approximately $3,569,000. The interest rates on fixed rate commitments ranged from 5.75% to 7.50%. Since loan commitments may expire without being used, the amounts do not necessarily represent future cash commitments.

Three of the Bank's branch facilities are leased under noncancelable lease agreements, which expire between 2002 and 2019. In addition to the monthly rent, the Bank is charged its proportionate share of taxes and maintenance.

The future minimum commitments under the noncancelable leases at June 30 were:

2003                                                            $   230
2004                                                                232
2005                                                                234
2006                                                                237
2007                                                                239
Thereafter                                                          760
                                                                -------

                                                                $ 1,932
                                                                =======

Rent expense approximated $236,000, $242,000, and $293,000 for the years ended June 30, 2002, 2001, and 2000.

--------------------------------------------------------------------------------

                                   (Continued)

                        SECURITY FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2002, 2001, and 2000
               (Table amounts in thousands except per share data)

--------------------------------------------------------------------------------

NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table shows the estimated fair values and the related carrying values of the Company's financial instruments at June 30, 2002 and 2001. Items that are not financial instruments are not included.

                                         -------------------------------June 30,----------------------------
                                                                        --------
                                                        2002                              2001
                                                        ----                              ----
                                             Carrying          Estimated        Carrying          Estimated
                                              Amount          Fair Value         Amount          Fair Value
                                              ------          ----------         ------          ----------
Financial assets
   Cash and cash equivalents                $   42,244       $   42,244        $   26,501        $   26,501
   Securities available-for-sale                33,980           33,980            46,197            46,197
   FHLB stock                                    5,300            5,300             5,300             5,300
   Loans held for sale                           1,468            1,468             1,139             1,139
   Loans receivable, net                       105,489          110,810           111,147           108,194
   Accrued interest receivable                     930              930             1,505             1,505

Financial liabilities
   Demand deposits                          $   (6,273)      $   (6,273)       $   (6,377)       $   (6,377)
   Savings, NOW, and MMDA
     deposits                                  (60,992)         (60,992)          (53,142)          (53,142)
   Time deposits                               (81,028)         (81,492)          (89,981)          (90,730)
   FHLB advances                               (15,000)         (14,950)          (15,000)          (14,392)
   Other borrowed funds                             --               --              (100)             (100)
   Advances from borrowers for
     taxes and insurance                          (197)            (197)             (428)             (428)
   Accrued interest payable                        (55)             (55)              (98)              (98)

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of June 30, 2002 and 2001. The estimated fair value for cash, cash equivalents, and certificates of deposit at other financial institutions is considered to approximate cost. The estimated fair value for securities available-for-sale is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value of stock in FHLB is considered to approximate cost. The estimated fair value of loans held for sale is based on quoted market values for equivalent loans. The estimated fair value for loans receivable is based on estimates of the rate the Company would charge for similar loans at June 30, 2002 and 2001, applied for the estimated time period until the loan is assumed to reprice or be paid.

--------------------------------------------------------------------------------

                                   (Continued)

                        SECURITY FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2002, 2001, and 2000
               (Table amounts in thousands except per share data)

--------------------------------------------------------------------------------

NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair value for demand, savings, NOW, and MMDA deposits and advances from borrowers for taxes and insurance is based on their carrying value. The estimated fair value for time deposits, FHLB advances, and borrowed funds is based on estimates of the rate the Company would pay on such deposits and borrowed funds at June 30, 2002 and 2001, applied for the time period until maturity. The estimated fair values for other financial instruments and off-balance-sheet loan commitments approximate cost at June 30, 2002 and 2001 and are not considered significant to this presentation.

While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of such items at June 30, 2002 and 2001, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The estimated fair values at June 30, 2002 and 2001 should not necessarily be considered to apply at subsequent dates.

In addition, other assets and liabilities of the Company that are not defined as financial instruments are not included in the above disclosures, such as property and equipment. Also, non-financial instruments typically not recognized in the financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the earnings potential of loan servicing rights related to the Bank's loan portfolio, the trained work force, customer goodwill, and similar items.

NOTE 15 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows:

                                                                   2002            2001           2000
                                                                   ----            ----           ----
Unrealized holding gains (losses) on securities
  available-for-sale                                            $       430    $        75    $      (230)
Tax effect                                                             (172)           (30)           116
                                                                -----------    -----------    -----------

Other comprehensive income (loss)                               $       258    $        45    $      (114)
                                                                ===========    ===========    ===========

--------------------------------------------------------------------------------

                                   (Continued)

                        SECURITY FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2002, 2001, and 2000
               (Table amounts in thousands except per share data)

--------------------------------------------------------------------------------

NOTE 16 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the condensed statements of financial condition, income, and cash flows for Security Financial Bancorp, Inc.

                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                             June 30, 2002 and 2001

                                                                                     2002              2001
                                                                                     ----              ----
ASSETS
Cash and cash equivalents                                                         $      2,275    $      4,076
Securities available-for-sale                                                               --           3,985
Loans receivable, net                                                                    4,402           1,466
Investment in bank subsidiary                                                           29,719          27,800
Accrued interest receivable and other assets                                               588             798
                                                                                  ------------    ------------

     Total assets                                                                 $     36,984    $     38,125
                                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                                                 $         42    $         55
Stockholders' equity                                                                    36,942          38,070
                                                                                  ------------    ------------

     Total liabilities and stockholders' equity                                   $     36,984    $     38,125
                                                                                  ============    ============

                         CONDENSED STATEMENTS OF INCOME

                     Years ended June 30, 2002 and 2001 and
                   the period January 5, 2000 to June 30, 2000

                                                                       2002          2001              2000
                                                                       ----          ----              ----
Interest income                                                   $       358     $        591     $       295

Expenses
  Legal expenses                                                          547              128              32
  Other expenses                                                          270              261             115
                                                                  -----------     ------------     -----------

Income (loss) before income taxes and equity
  in undistributed earnings of bank subsidiary                           (459)             202             148

Income tax expense (benefit)                                             (170)              80              59
                                                                  -----------     ------------     -----------

Income (loss) before equity in undistributed
  earnings of bank subsidiary                                            (289)             122              89

Equity in undistributed earnings of bank subsidiary                     1,240            1,248             526
                                                                  -----------     ------------     -----------

Net income                                                        $       951     $      1,370     $       615
                                                                  ===========     ============     ===========

--------------------------------------------------------------------------------

                                   (Continued)

                        SECURITY FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2002, 2001, and 2000
               (Table amounts in thousands except per share data)

--------------------------------------------------------------------------------

NOTE 16 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
                     Years ended June 30, 2002 and 2001 and
                   the period January 5, 2000 to June 30, 2000

                                                                     2002             2001             2000
                                                                     ----             ----             ----
Cash flows from operating activities
     Net income                                                  $        951     $      1,370    $        615
     Adjustments to reconcile net income to net
       cash from operating activities
         Equity in undistributed earnings of
           bank subsidiary                                             (1,240)          (1,248)           (526)
         Change in
              Other assets                                                199             (583)           (213)
              Other liabilities                                           (13)               8              48
                                                                 ------------     ------------    ------------
                  Net cash from operating activities                     (103)            (453)            (76)

Cash flows from investing activities
     Purchase of securities available-for-sale                             --           (3,994)         (2,000)
     Proceeds from maturities and calls of
       securities available-for-sale                                    3,994            2,000              --
     Net change in loans receivable                                    (2,921)              57          (1,523)
     Change in certificates of deposit in other
       financial institutions                                              --            5,000          (5,000)
     Purchase of subsidiary bank stock                                     --               --          (8,513)
                                                                 ------------     ------------    ------------
         Net cash from investing activities                             1,073            3,063         (17,036)

Cash flows from financing activities
     Purchase of treasury stock                                        (2,771)              --              --
     Proceeds from stock issuance, net of costs                            --               --          18,578
                                                                 ------------     ------------    ------------
         Net cash from financing activities                            (2,771)              --          18,578
                                                                 ------------     ------------    ------------

Net change in cash and cash equivalents                                (1,801)           2,610           1,466

Cash and cash equivalents at beginning of period                        4,076            1,466              --
                                                                 ------------     ------------    ------------

Cash and cash equivalents at end of period                       $      2,275     $      4,076    $      1,466
                                                                 ============     ============    ============

--------------------------------------------------------------------------------
                                   (Continued)

                        SECURITY FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2002, 2001, and 2000
               (Table amounts in thousands except per share data)

--------------------------------------------------------------------------------

NOTE 17 - CONVERSION

On January 5, 2000, the Bank completed its conversion from a federally chartered mutual savings bank to a federal stock savings bank. The conversion was accomplished through the amendment of the Bank's charter to stock form; the formation of Security Financial Bancorp, Inc. ("the Company"), which acquired 100% of the Bank's outstanding common stock upon the conversion of the Bank from mutual to stock form; and the sale of the Company's common stock in an amount equal to the pro forma market value of the Bank after giving effect to the conversion.

At the time of conversion, the Bank established a liquidation account in an amount equal to its total net worth as of the latest statement of financial condition appearing in the final prospectus. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The liquidation account balance is not available for payment of dividends.

The Bank may not declare or pay cash dividends on or repurchase any of its shares of capital stock if the effect thereof would cause its net worth to be reduced below applicable regulatory requirements or the amount of the liquidation accounts of such a declaration and payment would otherwise violate regulatory requirements.

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                 Net                     Earnings     Earnings
                                                  Interest    Interest          Net      Per Share    Per Share
                                                   Income      Income         Income     Basic (a)   Diluted (a)
                                                   ------      ------         ------     -----       -------
2002
----
     First quarter                               $   3,364    $   1,746    $     238    $     .13    $     .13
     Second quarter (b)                              3,048        1,639           96          .06          .06
     Third quarter                                   2,806        1,626          317          .19          .19
     Fourth quarter                                  2,645        1,535          300          .18          .18

2001
----
     First quarter                               $   3,518    $   1,984    $     369    $     .21    $     .21
     Second quarter                                  3,565        1,918          271          .15          .15
     Third quarter                                   3,660        1,848          347          .19          .19
     Fourth quarter                                  3,675        1,941          383          .21          .21

(a) Earnings per share for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period.
(b) Net income and earning per share were affected by an increase in legal fees related to one-time settlement of a shareholder lawsuit. The net effect of this item was to decrease net income by $287,000 and earnings per share by $.17.

--------------------------------------------------------------------------------

                             DIRECTORS AND OFFICERS


                         Directors of Security Financial
                                  Bancorp, Inc.
                                  -------------

Vincent Cainkar
    Attorney

Howard O. Cyrus, Sr.
    Owner and Real Estate Broker, Cyrus Realtors, Inc.

Sheila Donoghue
    President, Kerry Capital Corp.

Dr. Peter Ferrini
    Retired Oral Surgeon

John P. Hyland
    President and Chief Executive Officer
    Security Financial Bancorp, Inc. and  Security Federal
    Bank & Trust

Jay D. Johnson
    President, Lakeshore Capital, Inc.
    Managing Partner, Hyatt Johnson Capital, LLC

Tula Kavadias
    Attorney and Sole Proprietor, Tula Kavadias and
    Associates

Richard J. Lashley
    Managing Member,
    PL Capital, LLC

Robert L. Lauer
    Vice Chairman of the Board -
      Security Financial Bancorp
    Vice President of Investments and Assistant
    Branch Manager, A.G.
    Edwards & Sons, Inc.

John Wm. Palmer
    Chairman of Board - Security Financial Bancorp
    Managing Member,
    PL Capital, LLC

Philip T. Rueth
    Secretary - Security Financial Bancorp
    Certified Public Accountant,
    Partner of Steiber, Rueth & Co.


                              Directors of Security
                              Federal Bank & Trust
                              --------------------

Vincent Cainkar
    Attorney

Mary Beth Bonaventura
    Chairman of the Board - Security
      Federal Bank & Trust
    Senior Judge, Lake Superior Court Juvenile
    Division

Howard O. Cyrus, Sr.
    Owner and Real Estate Broker, Cyrus Realtors,
    Inc.

Sheila Donoghue
    President, Kerry Capital Corp.

Dr. Peter Ferrini
    Retired Oral Surgeon

John P. Hyland
    President and Chief Executive Officer
    Security Financial Bancorp, Inc. and Security
    Federal Bank & Trust

Jay D. Johnson
    President, Lakeshore Capital, Inc.
    Managing Partner, Hyatt Johnson Capital, LLC

Tula Kavadias
    Attorney and Sole Proprietor, Tula Kavadias and
    Associates

Richard J. Lashley
    Managing Member,
    PL Capital, LLC

Robert L. Lauer
    Vice President of Investments and Assistant
    Branch Manager, A.G.
    Edwards & Sons, Inc.

John Wm. Palmer
    Managing Member,
    PL Capital, LLC
    Chairman of Board - Security Financial Bancorp

Lawrence R. Parducci
    Vice Chairman of the Board
    Pharmacist, Consultant and Pharmacy
    Insurance Solicitor, Fagar Pharmacy

Philip T. Rueth
    Certified Public Accountant,
    Partner of Steiber, Rueth & Co.

Robert A. Vellutini
    Vice President of Investments,
    A.G. Edwards & Sons, Inc.


                         Principal Officers of Security
                             Financial Bancorp, Inc.
                             -----------------------

John P. Hyland
    President and Chief Executive Officer

Patrick J. Hunt
    Executive Vice President and Chief
      Financial Officer

Philip T. Rueth
    Corporate Secretary

                         Principal Officers of Security
                              Federal Bank & Trust
                              --------------------

John P. Hyland
    President and Chief Executive Officer

Patrick J. Hunt
    Executive Vice President and
    Chief Financial Officer

John F. Nicholas
    Executive Vice President, Business Development and Marketing

Kevin Dunn
    Executive Vice President, Consumer and Real
    Estate Lending

Joann Gonzalez-Duhon
    Executive Vice President and Asst. Secretary, Retail
    Operations

Joann Halterman
    Vice President and Asst. Secretary, Human
    Resources

Kent R. Huntoon
    Vice President and General Manager of The
    Boulevard, Inc.

--------------------------------------------------------------------------------

                       INVESTOR AND CORPORATE INFORMATION

Annual Meeting

The annual meeting of stockholders will be held at 9:00 a.m. central time, on December 18, 2002 at the main office of the Company located at 9321 Wicker Avenue, St. John, Indiana 46373.

Stock Listing

Security Financial Bancorp, Inc. common stock is traded on the NASDAQ SmallCap Market under the symbol "SFBI."

Price Range of Common Stock

The high and low per share price of the common stock for each quarter since the common stock began trading on January 5, 2000 was as follows:

                                                          High               Low
                                                          ----               ---
2000
   Third quarter                                       $   12.00        $     9.00
   Fourth quarter                                          14.56             11.94

2001
   First quarter                                           17.50             14.00
   Second quarter                                          16.75             14.50
   Third quarter                                           16.81             15.75
   Fourth quarter                                          17.37             16.25

2002
   First quarter                                           19.05             17.43
   Second quarter                                          20.70             18.25
   Third quarter                                           20.75             18.11
   Fourth quarter                                          20.00             19.10

The stock price information set forth in the table above was provided by the National Association of Securities Dealers, Inc. Automated Quotation System. The closing sale price of Security Financial Bancorp, Inc.'s common stock on June 30, 2002 was $19.85.

At September 14, 2002, there were 1,864,191 shares of Security Financial Bancorp, Inc. common stock outstanding (including unallocated ESOP shares).

Stockholders and General Inquiries            Transfer Agent

John F. Nicholas                              Registrar and Transfer Company
Security Financial Bancorp, Inc.              10 Commerce Drive
9321 Wicker Avenue                            Cranford, NJ 07016
St. John, Indiana 46373                       1-800-368-5948
(219) 365-4344

Annual and Other Reports

A copy of the Security Financial Bancorp, Inc.'s Annual Report on Form 10-K without exhibits for the year ended June 30, 2002, as filed with the Securities and Exchange Commission, may be obtained without charge by contacting John Nicholas, Security Financial Bancorp, Inc., 9321 Wicker Avenue, St. John, Indiana 46373.

--------------------------------------------------------------------------------

                                OFFICE LOCATIONS


Main Office
-----------

     9321 Wicker Avenue
     St. John, Indiana  46373


Branch Offices
--------------

     Chesterton
     552A Indian Boundry Road
     Chesterton, Indiana 46304

     East Chicago
     4518 Indianapolis Blvd.
     East Chicago, Indiana 46312

     Hammond
     7007 Calumet Avenue
     Hammond, Indiana 46324

     Highland
     2930 Ridge Road
     Highland, Indiana 46322

     Lowell
     2090 East Commercial Avenue
     Lowell, Indiana 46356


--------------------------------------------------------------------------------