Form 10-K/A
period 2002-06-30
SECURITY FINANCIAL BANCORP INC
filed 2002-10-25
CIK 1094635

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------
                                  FORM 10-K/A


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2002
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to _________

                          Commission File No.: 0-27951

                        SECURITY FINANCIAL BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                             35-2085053
      (State or other jurisdiction                         (IRS Employer Identification No.)
     of incorporation or organization)

     9321 WICKER AVENUE, ST. JOHN, INDIANA                               46373
       (Address of principal executive offices)                        (Zip Code)

     Registrant's telephone number, including area code:             (219) 365-4344

     Securities registered pursuant to Section 12(b) of the Act:          None

     Securities registered pursuant to Section 12(g) of the Act:

                    Title of each class
          Common Stock, par value $.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No    .
                                              ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X .
                            ---

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates was $5,969,819, based upon the price ($21.50 per share) as quoted on the Nasdaq SmallCap Market for October 21, 2002. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be held by affiliates.

The number of shares outstanding of the Registrant's Common Stock as of October 21, 2002, was 1,864,191.

                                    PART III

     Items 10, 11, 12 and 13 to the Annual Report on Form 10-K of Security Financial Bancorp, Inc. (the "Company" or "Security Financial") for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on September 30, 2002, are hereby amended and restated in its entirety as follows.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The Company's Board of Directors currently consists of eleven members. The Board is divided into three classes with three-year staggered terms, with one-third of the directors elected each year. Unless otherwise stated, each individual has held his or her current occupation for the last five years. The age indicated for each individual is as of June 30, 2002. The indicated period of service as a director includes the period of service as a director of Security Federal Bank & Trust (the "Bank" or "Security Federal"), except for Messrs. Cainkar and Johnson and Ms. Donoghue, who have served as directors of Security Federal since September 2002. Directors of Security Federal are elected each year at Security Federal's annual meeting.

INFORMATION ON DIRECTORS

     THE FOLLOWING DIRECTORS HAVE TERMS ENDING IN 2002:

     HOWARD O. CYRUS, SR. is the owner, president and real estate broker of Cyrus Realtors, Inc., a corporation specializing in the sales, leasing, appraisals and management of commercial/industrial properties. Age 64. Director since 1996.

     DR. PETER FERRINI is a retired oral surgeon. Dr. Ferrini is the uncle of Mr. Lauer and is the first cousin of Mr. Vellutini. Age 78. Director since 1977.

     RICHARD J. LASHLEY is an investment manager, primarily as Managing Member of PL Capital, LLC. Mr. Lashley is also a director of Franklin Bank, N.A., Southfield, Michigan and was formerly a director of Haven Bancorp, Inc., Westbury, New York. Mr. Lashley is a certified public accountant. Age 44. Director since 2000.

     ROBERT L. LAUER is a Vice President of Investments and Assistant Branch Manager for A.G. Edwards & Sons, Inc. a financial services and brokerage firm. Mr. Lauer is the nephew of Dr. Ferrini. Age 47. Director since 1998.

     THE FOLLOWING DIRECTORS HAVE TERMS ENDING IN 2003:

     JOHN P. HYLAND has served as President and Chief Executive Officer of Security Financial and Security Federal since September 1999 and October 1998, respectively. Prior to joining Security Federal, Mr. Hyland served as Director, President and Chief Executive Officer of Southwest Financial Bank and Trust, Orland Park, Illinois, and as Director and Vice President for Southwest Financial Corporation, the holding company for Southwest Financial Bank and Trust. Age 51. Director since 1999.

     TULA KAVADIAS is an attorney admitted to the Bar of the State of Indiana. Ms. Kavadias is the sole proprietor of the law firm of Tula Kavadias & Associates. Age 45. Director since 1997.

     JOHN WM. PALMER is an investment manager, primarily as Managing Member of PL Capital, LLC. Mr. Palmer is also a director of Franklin Bank, N.A., Southfield, Michigan. Mr. Palmer is a certified public accountant. Age 42. Director since 2000.

     PHILIP T. RUETH is a certified public accountant for Steiber, Rueth & Co., P.C., a certified public accounting firm. Mr. Rueth is also a registered representative for GE Financial Assurance - Terra IAN, a broker dealer. Age 56. Director since 1997.

     THE FOLLOWING DIRECTORS HAVE TERMS ENDING IN 2004:

     Each of the following directors were elected in 2001 as a result of a shareholder initiative brought by Mr. Cainkar.

     VINCENT CAINKAR is a licensed attorney and a licensed real estate broker. He is in private legal practice and is an independent investor and founder of several real estate entities that have developed Chicago area commercial and residential projects. Age 53. Director since 2001.

     SHEILA DONOGHUE has served as the President of Kerry Capital Corp., an investment management company, since July 2000 and has worked as an independent contractor for Marlin Capital Corporation, the general partner of a hedge fund specializing in the equities of companies in the financial services industry since 1996. Ms. Donoghue is a chartered financial analyst. Age 39. Director since 2001.

     JAY D. JOHNSON is the President of Lakeshore Capital, Inc. an investment advisor and has served as Managing Partner of Hyatt Johnson Capital, LLC since June 2002. Age 42. Director since 2001.

NAMED EXECUTIVE OFFICERS WHO ARE NOT ALSO DIRECTORS

     The executive officers of Security Financial are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced.

     PATRICK J. HUNT has served as Executive Vice President and Chief Financial Officer of Security Financial and Security Federal since March 2001. Prior to joining Security Federal, Mr. Hunt was employed by financial institutions in positions of Chief Financial Officer, Banking Center President, and Chief Operating Officer.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and persons who beneficially own more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock in the Company. Officers, directors and greater-than-ten percent shareholders are also required to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representation that no other reports were required, during the fiscal year ended June 30, 2002, the Company's directors and officers met all applicable SEC filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following information is furnished for Mr. Hyland and Mr. Hunt. No other executive officers of Security Financial or Security Federal received salary and bonus of $100,000 or more during the year ended June 30, 2002.

                                                                          LONG-TERM COMPENSATION
                                                ANNUAL COMPENSATION (1)           AWARDS
                                          ------------------------------ ------------------------
                                                                          RESTRICTED  SECURITIES
                                                                            STOCK     UNDERLYING      ALL OTHER
     NAME AND PRINCIPAL         FISCAL          SALARY          BONUS       AWARDS      OPTIONS     COMPENSATION
         POSITIONS               YEAR           ($)(2)           ($)        ($)(3)        (#)          ($)(4)
-----------------------------  --------      ------------    ----------- ------------ -----------  -------------

John P. Hyland                   2002          $201,500        $22,192    $      --         --         $24,401
 President and Chief             2001           199,192          7,192      327,202     48,461          15,375
  Executive Officer              2000           191,596         18,365           --         --              --

Patrick J. Hunt                  2002          $ 97,722        $ 3,577    $      --         --         $    --
 Executive Vice President and    2001            22,177(5)          --       42,200      6,000              --
  Chief Executive Officer

-----------------------------
(1) Does not include the aggregate amount of perquisites and other personal benefits, which was less than $50,000 or 10% of the total annual salary and bonus reported.
(2)  Includes director fees for Mr. Hyland.
(3) Represents the total value of 19,384 and 2,500 shares of restricted stock awarded to Mr. Hyland and Mr. Hunt, respectively, on June 26, 2001. The restricted stock vests in equal annual installments over a five-year period beginning on June 26, 2002. At June 30, 2002, the market value of the unvested restricted stock award was $307,814 and $39,700 for Mr. Hyland and Mr. Hunt, respectively. Dividends, if any, will be paid on the restricted stock.
(4) For 2002, consists of the market value of stock allocated under the employee stock ownership program of $19,751 for Mr. Hyland and employer contributions to the supplemental executive retirement plan of $4,650 for Mr. Hyland.
(5)  Mr. Hunt has been employed with Security Financial since March 2001.

FISCAL YEAR-END OPTION VALUES

     The following table provides certain information with respect to the number of shares of Company common stock represented by outstanding options held by Mr. Hyland and Mr. Hunt as of June 30, 2002. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of the existing stock options and the fiscal year-end stock price.

                                  NUMBER OF SECURITIES UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED IN-THE-MONEY
                                           OPTIONS AT FISCAL YEAR-END(#)            OPTIONS AT FISCAL YEAR-END($)(1)
                                  -------------------------------------------     ----------------------------------
NAME                                   EXERCISABLE           UNEXERCISABLE         EXERCISABLE         UNEXERCISABLE
-----                             -------------------     -------------------     --------------     ---------------
John P. Hyland. . . . . . . . . .          9,693                 38,768             $ 28,788             $ 115,141
Patrick J. Hunt . . . . . . . . .          1,200                  4,800              $ 3,564             $  14,256

------------------------------------
(1) Value of unexercised in-the-money stock options equals the market value of shares covered by in-the- money options on June 30, 2002, less the option exercise price. Options are in-the-money if the market value of shares covered by the options is greater than the exercise price.

EMPLOYMENT AGREEMENTS

     Effective January 5, 2000, Security Federal and Security Financial entered into three-year employment agreements with Mr. Hyland. Effective March 29, 2001, Security Federal entered into a two-year employment agreement with Mr. Hunt. The term of Mr. Hyland's agreement with Security Financial extends on a daily basis until either the Company or Mr. Hyland elects not to extend the term. The terms of the Security Federal employment agreements are renewable on an annual basis, and most recently were renewed effective July 1, 2002 for a new three-year term for Mr. Hyland and March 29, 2002 for a new two-year term for Mr. Hunt. Under the employment agreements, the current salary levels for Mr. Hyland and Mr. Hunt are $187,000 and $96,720, respectively. Mr. Hyland's and Mr. Hunt's base salaries are renewed on an annual basis. In addition to base salary, the employment agreements provide for, among other things, participation in stock and employee benefit plans and fringe benefits applicable to executive personnel. The agreements are terminable by the employers at any time or by the executive if he is assigned duties inconsistent with his initial position, duties, responsibilities and status, or upon the occurrence of certain events specified by applicable regulations. If the executive's employment is terminated without cause or upon his voluntary termination following the occurrence of an event described in the preceding sentence, Security Federal or Security Financial would be required to honor the terms of the agreement through the expiration of the current term, including payment of current cash compensation and continuation of employee benefits.

     The employment agreements also provide for a severance payment and other benefits in the event of involuntary termination of employment in connection with any change in control of Security Federal or Security Financial. A severance payment also will be provided on a similar basis in connection with a voluntary termination of employment where, after a change in control, the executive is assigned duties inconsistent with his position, duties, responsibilities and status immediately before such change in control.

     Even though both Security Federal and Security Financial employment agreements provide for a severance payment if a change in control occurs, Mr. Hyland would only be entitled to receive a severance payment under one agreement. Mr. Hyland would also be entitled to receive an additional tax indemnification payment if payments under the employment agreements or any other payments triggered liability under the Internal Revenue Code as an excise tax constituting "excess parachute payments."

Under applicable law, the excise tax is triggered by change in control-related payments which equal or exceed three times Mr. Hyland's average annual compensation over the five years preceding the change in control. The excise tax equals 20% of the amount of the payment in excess of one times Mr. Hyland's average compensation over the preceding five-year period. No severance payment to Mr. Hunt may exceed three times his average annual compensation over the five years preceding the change in control.

     Payments to the executive under Security Federal's employment agreements will be guaranteed by Security Financial if payments or benefits are not paid by Security Federal. Payment under Security Financial's employment agreement with Mr. Hyland would be made by Security Financial. The employment agreements also provide that Security Federal and Security Financial will indemnify the executive to the fullest extent legally allowable.

     The employment agreements restrict the executive from competing against Security Financial or Security Federal for a period of one year from the date of termination of the agreement if the executive is terminated without cause, except if such termination occurs after a change in control.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

     Security Federal has implemented a plan to provide for supplemental benefits with respect to the tax-qualified retirement plan benefits otherwise limited by certain provisions of the Internal Revenue Code. Specifically, the supplemental executive retirement plan will provide benefits to eligible individuals (designated by the Board of Directors of Security Federal or its affiliates) that cannot be provided under the tax-qualified plans as a result of the limitations imposed by the Internal Revenue Code, but that would have been provided under these plans but for such limitations. The supplemental executive retirement plan also provides eligible individuals with a supplemental benefit upon a change in control before the complete scheduled repayment of the employee stock ownership plan loan. This benefit is intended to provide the eligible individual with the employee stock ownership benefit that would have otherwise been provided during the loan repayment period, but for the change in control. An individual's benefits under the supplemental executive retirement plan will generally become payable at the same time benefits become payable under the tax-qualified plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
---------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

     The following table sets forth certain information with respect to beneficial ownership of the Company's common stock, as of October 1, 2002, for:

     o each person known to the Company to beneficially own more than 5% of its common stock;

     o    each of the Company's directors;

     o each of the Company's executive officers named in the executive compensation table; and

     o    all of the Company's directors and executive officers as a group.

     A person may be considered to beneficially own any shares of stock over which he or she has, directly or indirectly, sole or shared voting or investing power. Unless otherwise indicated, each of the named individuals has sole voting power and sole investment power with respect to the number of shares shown.

                                                 NUMBER OF          NUMBER OF SHARES
                                                  SHARES               THAT MAY BE
                                                  OWNED              ACQUIRED WITHIN       PERCENT OF
NAME (AND ADDRESS OF PERSONS                    (EXCLUDING             60 DAYS BY         COMMON STOCK
    OWNING MORE THAN 5%)                         OPTIONS)          EXERCISING OPTIONS     OUTSTANDING(1)
-----------------------------------------   ------------------  -----------------------  ---------------

Vincent Cainkar                                  5,500(2)                 1,163                 *

Howard O. Cyrus, Sr.                             3,500(3)                 1,163                 *

Sheila Donoghue                                  2,100(4)                 1,163                 *

Paul J. Duggan                                 186,000(5)                     -              10.0%
  53 West Jackson Boulevard
  Suite 400
  Chicago, Illinois 60604

Dr. Peter Ferrini                               40,450(6)                 1,163               2.2%

Patrick J. Hunt                                  2,500(7)                 1,200                 *

John P. Hyland                                  25,848(8)                 9,693               1.9%

Jay D. Johnson                                   6,100(9)                 1,163                 *

Tula Kavadias                                    4,700(10)                1,163                 *

Richard J. Lashley                             167,900(11)                1,163               9.1%
  20 East Jefferson Avenue
  Suite 22
  Naperville, Illinois 60540

Robert L. Lauer                                  6,968(12)                1,163                 *

John Wm. Palmer                                168,000(11)                1,163               9.1%
  20 East Jefferson Avenue
  Suite 22
  Naperville, Illinois 60540

Philip T. Rueth                                 13,500(13)                1,163                 *

Security Federal Bank & Trust                  152,797(14)                    -               8.2%
Employee Stock Ownership Plan
  9321 Wicker Avenue
  St. John, Indiana 46373

David M. W. Harvey                             115,000(15)                    -               6.2%
  P.O. Box 3178
  Gardnerville, Nevada 89410

All directors and executive                    277,666(16)               32,013              16.3%
officers as a group (20 persons)

--------------------------------------
* Less than 1% of shares outstanding.
(1) Based on 1,864,191 shares of Company common stock outstanding and entitled to vote as of October 1, 2002.
(2) Includes 1,000 unvested shares awarded under the Company's 2001 Stock-Based Incentive Plan for Mr. Cainkar as to which he has voting power but not investment power. Also Mr. Cainkar is deemed to be the beneficial owner of 4,400 shares held by Burbank Partners.
(3) Includes 2,000 unvested shares awarded under the Company's 2001 Stock-Based Incentive Plan for Mr. Cyrus as to which he has voting power but not investment power.

(4) Includes 1,000 unvested shares awarded under the Company's 2001 Stock-Based Incentive Plan for Ms. Donoghue as to which she has voting power but not investment power.
(5) Paul J. Duggan, Jackson Boulevard Capital Management, Ltd., Jackson Boulevard Equities, L.P., Jackson Boulevard Investments, L.P., Jackson Offshore Fund, Ltd. and Jackson Boulevard Partners are deemed to be beneficial owners of 186,000, 105,200, 58,500, 26,800, 19,900 and 80,300 of
     these shares, respectively. Based on information in a Schedule 13D, Amendment No. 3, filed jointly on September 12, 2001 with the Securities and Exchange Commission.
(6) Includes 2,600 unvested shares awarded under the Company's 2001 Stock-Based Incentive Plan for Mr. Ferrini as to which he has voting power but not investment power.
(7) Includes 2,000 unvested shares awarded under the Company's 2001 Stock-Based Incentive Plan for Mr. Hunt as to which he has voting power but not investment power.
(8) Includes 15,507 unvested shares awarded under the Company's 2001 Stock-Based Incentive Plan for Mr. Hyland as to which he has voting power but not investment power. Also includes 1,896 shares allocated to Mr. Hyland under the ESOP, for which Mr. Hyland has voting power but not investment power.
(9) Includes 1,000 unvested shares awarded under the Company's 2001 Stock-Based Incentive Plan for Mr. Johnson as to which he has voting power but not investment power. Also Mr. Johnson is deemed to be the beneficial owner of 5,000 shares held by Aqua Fund, L.P.
(10) Includes 2,000 unvested shares awarded under the Company's 2001 Stock-Based Incentive Plan for Ms. Kavadias as to which she has voting power but not investment power.
(11) Financial Edge Fund. L.P., Financial Edge - Strategic Fund, L.P., PL Capital, LLC, John Wm. Palmer and Richard J. Lashley are deemed to be beneficial owners of 166,900, 166,900, 166,900, 168,000 and 167,900 of these shares, respectively. Based on information in a Schedule 13D, Amendment No. 6, filed jointly on October 5, 2001 with the Securities and Exchange Commission. Includes unvested shares awarded under the Company's 2001 Stock-Based Incentive Plan for Messrs. Lashley and Palmer as to which the holder has voting power but not investment power, as follows: 800 shares and 800 shares, respectively. Also includes shares as to which Messrs. Palmer and Lashley share voting and investment power held by Financial Edge Fund. L.P. and Financial Edge - Strategic Fund, L.P. as follows: 156,900 shares and 10,000, shares, respectively.
(12) Includes 1,600 unvested shares awarded under the Company's 2001 Stock-Based Incentive Plan for Mr. Lauer as to which he has voting power but not investment power. Also includes 1,400 shares owned by Mr. Lauer's spouse's trust.
(13) Includes 2,000 unvested shares awarded under the Company's 2001 Stock-Based Incentive Plan for Mr. Rueth as to which he has voting power but not investment power. Includes 5,000 shares owned by Mr. Rueth's spouse's trust and 1,000 shares owned by Mr. Rueth's family trust.
(14) As of September 30, 2002, 20,676 shares had been allocated under the ESOP to participants' accounts. See "VOTING AND PROXY PROCEDURES - PARTICIPANTS IN SECURITY FEDERAL BANK & TRUST ESOP AND 401(K) PLAN" for a discussion of the ESOP's voting procedures.
(15) Everest Partners Limited Partnership (d.b.a. Everest Partners, L.P.), Everest Managers, L.L.C. and David M. W. Harvey are deemed to be beneficial owners of 115,000, 115,000 and 115,000 of these shares, respectively. Based on information in a Schedule 13D, Amendment No. 1, filed jointly on November 27, 2000 with the Securities and Exchange Commission.
(16) Includes shares held by directors of Security Federal who are not also directors of Security Financial. For purposes of avoiding double-counting, excludes 166,900 shares beneficially owned by both Messrs. Palmer and Lashley through Financial Edge Fund, L.P. and Financial Edge-Strategic Fund, L.P.

EQUITY COMPENSATION PLAN INFORMATION
                                                                                                           NUMBER OF
                                                                                                           SECURITIES
                                                                                                           REMAINING
                                                                            NUMBER OF                     AVAILABLE FOR
                                                                        SECURITIES TO BE    WEIGHTED-    FUTURE ISSUANCE
                                                                          ISSUED UPON       AVERAGE       UNDER EQUITY
                                                                            EXERCISE     EXERCISE PRICE   COMPENSATION
                                                                         OF OUTSTANDING  OF OUTSTANDING      PLANS
                                                                            OPTIONS,        OPTIONS,       [EXCLUDING
                                                                            WARRANTS,       WARRANTS,      SECURITIES
                                                                           AND RIGHTS      AND RIGHTS     REFLECTED IN
                                                                              (A)              (B)         COLUMN (A)]
                                                                         --------------  ---------------  --------------
Equity compensation plans approved by security holders. . . . . . . . .     178,559        $    17.16        15,287
Equity compensation plans not approved by security holders. . . . . . .           -                 -             -
                                                                            -------             -----        ------
          Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .     178,559        $    17.16        15,287
                                                                            =======             =====        ======

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Federal regulations require that all loans or extensions of credit to executive officers and directors must generally be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, unless the loan or extension of credit is made under a benefit program generally available to all other employees and does not give preference to any insider over any other employee, must not involve more than the normal risk of repayment or present other unfavorable features. Security Federal currently does make new loans and extensions of credit to Security Federal's executive officers, directors and employees at different rates or terms than those offered to the general public; however, Security Federal does not give preference to any director or officer over any other employee, and such loans do not involve more than the normal risk of repayment or present other unfavorable features. In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to the person and his or her related interests, are in excess of the greater of $500,000 or 5% of Security Federal's capital and surplus, up to a maximum of $3.0 million, must be approved in advance by a majority of the disinterested members of the Board of Directors.

     On August 22, 2001, PL Capital LLC and certain persons affiliated with it (including Security Financial directors Palmer and Lashley) filed a lawsuit in the Court of Chancery of the State of Delaware against Security Financial and its remaining directors styled PL Capital LLC et al. v. Bonaventura, et al., Civil Action No. 19068. The complaint alleged, among other things, that proper notice of the Company's 2001 annual meeting was not given. The Court ruled that as a matter of law, the risk of nonpublication was borne by the Company, and because a Company press release was not in fact published, the Company could not enforce its advance notice bylaw provision. Following the Court's ruling, the Plaintiffs sought reimbursement of their legal fees from the Defendants. This matter was settled for $285,000.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SECURITY FINANCIAL BANCORP, INC.

                                    By:/s/ John P. Hyland
                                       -------------------
                                    Name: John P. Hyland
Date: October 25, 2002              Title: President and Chief Executive Officer

                                 CERTIFICATIONS


     I, John P. Hyland, President and Chief Executive Officer, of Security Financial Bancorp, Inc., certify that:

     o I have reviewed this annual report on Form 10-K/A of Security Financial Bancorp, Inc.;

     o Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     o Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



                                        /s/ John P. Hyland
Date:  October 25, 2002                 ----------------------------------------
                                        John P. Hyland
                                        President and Chief Executive Officer
                                        (principal executive officer)

     I, Patrick J. Hunt, Executive Vice President and Chief Financial Officer of Security Financial Bancorp, Inc., certify that:

     o I have reviewed this annual report on Form 10-K/A of Security Financial Bancorp, Inc.;

     o Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     o Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


                                   /s/ Patrick J. Hunt
Date: October 25, 2002             --------------------------------------------
                                    Patrick J. Hunt
                                    Executive Vice President and Chief Financial
                                    Officer
                                    (principal financial officer)