Form 10-Q
period 2002-09-30
SECURITY FINANCIAL BANCORP INC
filed 2002-11-14
CIK 1094635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       or

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes      No  X
                                                ---     ---

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of November 1, 2002, Security Financial had 1,864,191 shares outstanding.

                        SECURITY FINANCIAL BANCORP, INC.
                                    FORM 10-Q


                                      INDEX

                                                                                   Page

PART I:  FINANCIAL INFORMATION FOR SECURITY FINANCIAL
         BANCORP, INC.
         Item 1.    Financial Statements (Unaudited)

                    Consolidated Balance Sheets at September 30, 2002
                      and June 30, 2002                                              3
                    Consolidated Statements of Income for the Three Months
                      Ended September 30, 2002 and 2001                              4
                    Consolidated Statement of Changes in Stockholders' Equity
                      for the Three Months Ended September 30, 2002                  5
                    Consolidated Statements of Cash Flows for the Three Months
                      Ended September 30, 2002 and 2001                              6
                    Notes to Consolidated Financial Statements                       7

         Item 2.    Management's Discussion and Analysis or Plan of Operation        8

         Item 3.    Quantitative and Qualitative Disclosure About Market Risk       14

         Item 4.    Controls and Procedures                                         16


PART II: OTHER INFORMATION

         Item 1.    Legal Proceedings                                               17
         Item 2.    Changes in Securities                                           17
         Item 3.    Defaults Upon Senior Securities                                 17
         Item 4.    Submission of Matters to a Vote of Security Holders             17
         Item 5.    Other Information                                               17
         Item 6.    Exhibits and Reports on Form 8-K                                17


SIGNATURES                                                                          19

                                   PART I--FINANCIAL INFORMATION FOR
                                    SECURITY FINANCIAL BANCORP, INC.

Item 1.  FINANCIAL STATEMENTS.

                                    SECURITY FINANCIAL BANCORP, INC.
                                      Consolidated Balance Sheets
                                 September 30, 2002 and June 30, 2002
                             (Dollars in thousands, except per share data)
                                             (Unaudited)

                                                                           September 30,       June 30,
                                                                               2002              2002
                                                                               ----             -----
Assets:
Cash and due from financial institutions                                  $     6,087      $     5,729
Interest-bearing deposits in financial institutions                            34,275           36,515
                                                                          -----------      -----------
    Cash and cash equivalents                                                  40,362           42,244
Securities available for sale                                                  37,217           33,980
Loans held for sale                                                             1,743            1,468
Loans receivable, net of allowance for loan losses of $1,470 at
  September 30, 2002 and $1,479 at June 30, 2002                              101,558          105,489
Federal Home Loan Bank stock                                                    5,300            5,300
Cash surrender value of life insurance                                          6,567            6,489
Other real estate owned                                                           166              129
Premises and equipment, net                                                     4,591            4,681
Accrued interest receivable                                                       998              930
Other assets                                                                      401              482
                                                                          -----------      -----------

    Total assets                                                          $   198,903      $   201,192
                                                                          ===========      ===========

Liabilities and Stockholders' Equity:
Liabilities:
    Demand, NOW and money market deposits                                 $    21,844      $    21,615
    Savings                                                                    45,925           45,650
    Time deposits                                                              78,108           81,028
                                                                          -----------      -----------
       Total deposits                                                         145,877          148,293

    Federal Home Loan Bank advances                                            15,000           15,000
    Advances from borrowers for taxes and insurance                               375              197
    Accrued interest payable and other liabilities                                525              760
                                                                          -----------      -----------
       Total liabilities                                                      161,777          164,250

Stockholders' Equity:
    Common stock                                                                   19               19
    Additional paid-in capital                                                 18,636           18,610
    Unearned ESOP                                                              (1,266)          (1,293)
    Unearned stock awards                                                        (891)            (955)
    Retained earnings, substantially restricted                                22,016           21,891
    Accumulated other comprehensive income                                         76              129
    Treasury stock at cost                                                     (1,464)          (1,459)
                                                                          -----------      -----------
       Total stockholders' equity                                              37,126           36,942
                                                                          -----------      -----------

          Total liabilities and stockholders' equity                      $   198,903      $   201,192
                                                                          ===========      ===========

                                See accompanying notes to consolidated financial statements.

                                                            3

                                 SECURITY FINANCIAL BANCORP, INC.
                                 Consolidated Statements of Income
                      For the Three Months Ended September 30, 2002 and 2001
                                            (Unaudited)
                               (In thousands, except per share data)

                                                                             September 30,
                                                                          2002           2001
                                                                          ----           ----
Interest and dividend income:
    Loans, including fees                                              $     1,811   $     2,212
    Securities                                                                 485           923
    Other interest-earning assets                                              152           229
                                                                       -----------   -----------
       Total interest income                                                 2,448         3,364

Interest expense:
    Deposits                                                                   870         1,424
    Borrowed funds                                                             194           194
                                                                       -----------   -----------
       Total interest expense                                                1,064         1,618
                                                                       -----------   -----------

Net interest income                                                          1,384         1,746
Provision for loan losses                                                       10            45
                                                                       -----------   -----------
Net interest income after provision for loan losses                          1,374         1,701

Noninterest income:
    Service charges and other fees                                              93            76
    Increase in cash surrender value of life insurance                          78            85
    Loan charges and servicing fees                                             51            55
    Gain on sale of loans                                                       71            31
    Gain on sale of other real estate owned                                      -            30
    Insurance commission income                                                 45            49
    Other                                                                       61            71
                                                                       -----------   -----------
       Total noninterest income                                                399           397

Noninterest expense:
    Compensation and benefits                                                  796           820
    Occupancy and equipment                                                    245           309
    SAIF deposit insurance premium                                               6             7
    Advertising and promotions                                                  28            33
    Legal fees                                                                 201           236
    Data processing                                                             46            91
    Other                                                                      287           293
                                                                       -----------   -----------
       Total noninterest expense                                             1,609         1,789
                                                                       -----------   -----------

Income before income taxes                                                     164           309
Income taxes                                                                    39            71
                                                                       -----------   -----------

    Net income                                                         $       125   $       238
                                                                       ===========   ===========

Earnings per share - basic and diluted                                 $       .07   $       .13

Comprehensive income                                                   $        72   $       625

                    See accompanying notes to consolidated financial statements.

                                                   4

                                                   SECURITY FINANCIAL BANCORP, INC.
                                       Consolidated Statement of Changes in Stockholders' Equity
                                             For the Three Months Ended September 30, 2002
                                                              (Unaudited)
                                                            (In thousands)

                                                                                        Accumulated
                                                                                           Other                   Total
                                       Additional              Unearned                   Compre-                 Stock-
                            Common      Paid-In     Unearned     Stock      Retained        hensive    Treasury    holders'
                             Stock       Capital      ESOP       Awards     Earnings   Income (Loss)    Stock      Equity
                             -----       -------      ----       ------     --------   ------------     -----      ------
Balance at
  June 30, 2002            $      19   $  18,610   $  (1,293)  $    (955)  $  21,891     $     129   $  (1,459)  $  36,942
ESOP shares earned                 -          26          27           -           -             -           -          53
Forfeited stock awards                                                 5                                    (5)
Comprehensive income:
    Net income                     -           -           -           -         125             -           -         125
    Change in unrealized
      gain on securities
      available for sale           -           -           -           -           -           (53)          -         (53)
                                                                                                                 ---------
       Total compre-
         hensive
         income                                                                                                         72

Stock awards earned                -           -           -          59           -             -           -          59
                           ---------   ---------   ---------   ---------   ---------     ---------   ---------   ---------
Balance at
  September 30, 2002       $      19   $  18,636   $  (1,266)  $    (891)  $  22,016     $      76   $  (1,464)  $  37,126
                           =========   =========   =========   =========   =========     =========   =========   =========






                                     See accompanying notes to consolidated financial statements.

                                                                   5

                                         SECURITY FINANCIAL BANCORP, INC.
                                       Consolidated Statements of Cash Flows
                              For the Three Months Ended September 30, 2002 and 2001
                                                    (Unaudited)
                                                  (In thousands)

                                                                                             September 30,
                                                                                          2002          2001
                                                                                          ----          ----
Cash flows from operating activities:
    Net income                                                                        $       125   $       238
    Adjustments to reconcile net income to net cash from
      operating activities:
       Depreciation                                                                            91           135
       Provision for loan losses                                                               10            45
       Gain on other real estate owned                                                          -           (30)
       Origination and purchase of loans held for sale                                     (7,079)       (2,756)
       Proceeds from sales of loans held for sale                                           6,875         2,785
       Gain on sale of loans                                                                  (71)          (31)
       ESOP expense                                                                            53            47
       Stock award expense                                                                     59            57
       Net amortization (accretion) on securities                                             112           (93)
       Increase in cash surrender value of life insurance                                     (78)          (85)
       Change in accrued interest receivable and other assets                                  48           693
       Change in accrued interest payable and other liabilities                              (235)         (493)
                                                                                      -----------   -----------
          Net cash from operating activities                                                  (90)          512

Cash flows from investing activities:
    Proceeds from maturities and calls of securities available for sale                    16,645         9,135
    Principal payments on securities available for sale                                       105           721
    Purchase of securities available for sale                                             (20,187)       (7,931)
    Change in loans                                                                         3,844        (2,670)
    Change in premises and equipment, net                                                      (1)            -
    Proceeds from sale of other real estate                                                    40            44
                                                                                      -----------   -----------
       Net cash from investing activities                                                     446          (701)

Cash flows from financing activities:
    Change in deposits                                                                     (2,416)           81
    Change in advance payments by borrowers for taxes and insurance                           178           118
    Repayment of borrowed funds                                                                 -           (25)
    Purchase of treasury stock                                                                  -        (1,562)
                                                                                      -----------   -----------
       Net cash for financing activities                                                   (2,238)       (1,388)
                                                                                      -----------   -----------

Net change in cash and cash equivalents                                                    (1,882)       (1,577)

Cash and cash equivalents at beginning of period                                           42,244        26,501
                                                                                      -----------   -----------

Cash and cash equivalents at end of period                                            $    40,362   $    24,924
                                                                                      ===========   ===========
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest                                                                       $     1,068   $     1,616
       Taxes                                                                                  110            60

Transfer from loans to foreclosed real estate                                                  77            21

                                     See accompanying notes to consolidated financial statements.

                                                                    6

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

(2)  Accounting Principles

     The accompanying unaudited financial statements of Security Financial, have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the current fiscal year.

     These financial statements should be read in conjunction with the consolidated financial statements included in Security Financial's June 30, 2002 Form 10-K.

(3)  Earnings per Share

     The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the quarters ended September 30, 2002 and 2001:

                                                            2002       2001
                                                            ----       ----
     BASIC
         Net income                                       $   125    $    238
                                                          =======    ========

         Weighted average common shares outstanding         1,683       1,767
                                                          =======    ========

         Basic earnings per common share                  $   .07    $    .13
                                                          =======    ========

All options and unearned stock awards were included in the computation of diluted earnings per share for the three months ended September 30, 2002.

                                                            2002       2001
                                                            ----       ----
     Diluted
         Net income                                       $   125    $    238
                                                          =======    ========

         Weighted average common shares outstanding         1,683       1,767
         Diluted effect of stock options and stock awards      26          14

         Diluted average common shares                      1,709       1,781
                                                          =======    ========

         Diluted earnings per share                       $   .07    $    .13
                                                          =======    ========

(4)  Comprehensive Income

                                                                             Three Months Ended
                                                                                 September 30,
                                                                             2002           2001
                                                                             ----           ----

     Net income                                                            $    125       $    238
     Comprehensive income - net of taxes
         Unrealized gain (loss) on securities available for sale
           arising during period                                                (53)           387
                                                                           --------       --------

         Comprehensive income                                              $     72       $    625
                                                                           ========       ========

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

General

     The Company is engaged primarily in attracting deposits from the general public and using such deposits to originate loans secured by one-to-four-family residential real estate properties, commercial loans and commercial real estate properties located in its market area and, to a lesser extent, consumer and other loans primarily in its market areas and to acquire securities. Security Federal also offers insurance products through its wholly owned insurance agency, The Boulevard, Inc., and trust services through its trust department. The Company's revenues are derived principally from interest earned on loans and securities, gains from sales of first mortgage loans in the secondary market, and fees from other banking-related services. The operations of the Company are influenced significantly by general economic conditions and by policies of financial institution regulatory agencies, primarily the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The Company's cost of funds is influenced by interest rates on competing investments and general market interest rates. Lending activities and mortgage loan sales volumes are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financings may be offered.

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

     The following analysis discusses changes in the financial condition and results of operations at and for the three months ended September 30, 2002 and should be read in conjunction with Security Financial's unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this document.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2002 AND JUNE 30, 2002

     Total assets decreased by $2.3 million from $201.2 million at June 30, 2002 to $198.9 million at September 30, 2002.

     Net loans decreased to $101.6 million at September 30, 2002 from $105.5 million at June 30, 2002, or 3.7%. Residential mortgage loan balances declined by $3.5 million as loans pay down or refinance. These balances do not get replaced by new originations because the Bank sells the majority of the fixed rate long-term mortgages that it originates. Consumer loans declined by $500,000 as loans from the Bank's discontinued indirect lending program pay down. Commercial loan balances were up slightly.

     Total deposits decreased to $145.9 million at September 30, 2002, from $148.3 million at June 30, 2002, a decrease of $2.4 million. The decrease was caused by a $2.9 million decline in time deposits.

     Total stockholders' equity at September 30, 2002 was $37.1 million compared to $36.9 million at June 30, 2002. The increase resulted from net income for the three months ended September 30, 2002 of $125,000; a $53,000 increase related to the release of ESOP shares; and a $59,000 increase related to Incentive Plan stock awards earned. The increase was partially offset by a $53,000 decrease in the fair value of securities available for sale, net of taxes.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     General. Net income for the three-month period ended September 30, 2002 was $125,000 compared to net income of $238,000 for the comparable period in 2001, a decrease of $113,000. The decrease is primarily attributable to a $362,000 decrease in net interest income. This decrease in net interest income was partially offset by a decrease of $180,000 in noninterest expense, a decrease of $35,000 in the loan loss provision, and a $32,000 decrease in income taxes.

     Interest Income. Interest income for the quarter ended September 30, 2002 was $2.4 million compared to $3.4 million for the quarter ended September 30, 2001, a decrease of $916,000, or 27.2%. The decrease was primarily attributable to a significant decrease in the yield earned on our interest earning assets which decreased to 5.31% for the three-month period ended September 30, 2002 from 7.17% for the three-month period ended September 30, 2001. A decrease in the average balance of interest earning assets to $184.5 million for the three-month period ended September 30, 2002 from $187.7 million for the three-month period ended September 30, 2001, also contributed to the decrease in interest income.

     Interest Expense. Interest expense for the quarter ended September 30, 2002 was $1.1 million compared to $1.6 million for the quarter ended September 30, 2001, a decrease of $554,000, or 34.2%. The decrease was primarily attributable to a decrease in market interest rates. The Company's interest expense to average interest-earning assets decreased to 2.31% for the quarter ended September 30, 2002 from 3.45% for the quarter ended September 30, 2001. The Company's cost of funds decreased to 2.72% for the quarter ended September 30, 2002 from 3.97% for the quarter ended September 30, 2001.

     Net Interest Income. Net interest income decreased to $1.4 million for the three-month period ended September 30, 2002 from $1.7 million, a decrease of $362,000, or 20.7%. The net interest margin decreased to 3.0% from 3.72% during the same periods. The decrease in the net interest margin is primarily attributable to a significant decrease in market interest rates.

     Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, we evaluate larger commercial, commercial real estate, and construction loans individually for impairment based upon collateral values, adverse situations that may affect the borrower's ability to repay, and other factors. Smaller balance homogeneous mortgage consumer loans are evaluated independently based upon loss factors derived from historical loss experience, peer group information, and similar factors adjusted for current economic conditions. This evaluation is inherently subjective as is requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management made provisions of $10,000 and $45,000 for the three months ended September 30, 2002 and 2001, respectively. We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for both periods. The allowance for loan losses was $1.5 million, or 1.43% of loans outstanding at September 30, 2002, as compared with $1.5 million, or 1.38% of loans outstanding at June 30, 2002. The allowance for loan losses to non-performing loans was 58.7% at September 30, 2002, as compared to 60.1% at June 30, 2002. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates. Management assesses the allowance for loan losses on a monthly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2002 was maintained at a level that represents management's best estimate of probable incurred losses in the loan portfolio.

     Noninterest Income. Noninterest income was $399,000 for the three months ended September 30, 2002 compared to $397,000 for the three-month period ended September 30, 2001, an increase of $2,000. The increase was primarily attributable to an increase of $17,000 in deposit service charges and an increase of $40,000 from gains on the sale of mortgage loans from secondary market activities. These increases were partially offset by a $30,000 decrease in gains on the sale of real estate owned, a decrease of $7,000 of income on bank owned life insurance, a decrease in loan charges and service fees of $4,000, a decrease in insurance commission income of $4,000, and a $10,000 decrease in other income.

     Noninterest Expense. Noninterest expense decreased to $1.6 million for the quarter ended September 30, 2002 compared to $1.8 million for the quarter ended September 30, 2001, a decrease of $180,000, or 10.0%. The decrease was primarily attributable to continued decreases in occupancy and equipment expense totaling $64,000, a $45,000 decrease in data processing expense, a $35,000 decrease in legal fees, a $24,000 reduction in compensation and benefits and a $5,000 decrease in advertising expense. Occupancy and equipment decreased primarily due to a significant amount of furniture/equipment becoming fully depreciated. Data processing expense decreased due to a reduction in service bureau costs related to our computer conversion in August 2001 and compensation expense decreased due to a decrease of two full-time equivalent employees and decreases in directors fees.

     Income Taxes. The Company recorded income tax expense of $39,000 for the quarter ended September 30, 2002. This compares to $71,000 of tax expense being recorded during the quarter ended September 30, 2001.

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

     OTS regulations require the Bank to maintain sufficient liquidity to maintain the Bank's safe and sound operation.

     The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Cash flows used in operating activities were $90,000 for the three months ended September 30, 2002. Cash flows provided by operating activities were $512,000 for the three months ended September 30, 2001. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturation and calls of securities. Net cash from financing activities consisted primarily of the activity in deposit and escrow accounts and the purchase of treasury stock.

     The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, lending, and investing activities during any given period. At September 30, 2002, cash and cash equivalents totaled $40.4 million. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize the sale of securities available for sale, federal funds purchased, and Federal Home Loan Bank advances as a source of funds. At September 30, 2002, the Company had the ability to borrow a total of approximately $23 million from the Federal Home Loan Bank of Indianapolis. On that date, the Company had $15 million of outstanding advances.

     At September 30, 2002, the Company had outstanding commitments to originate loans of $8.6 million. Of this total, $7.9 million had fixed rates and $700,000 had not locked in a rate yet. These loans are to be secured by properties located in its market area. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through FHLB borrowings. Certificates of deposit that are scheduled to mature in one year or less from September 30, 2002 totaled $70.7 million. Management believes, based on past experience, that a significant portion of such deposits will remain with the Company. Based on the foregoing, in addition to the Company's high level of core deposits and capital, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

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

     The Bank is subject to various regulatory capital requirements imposed by the OTS. At September 30, 2002, the Company was in compliance with all applicable capital requirements.

     Security Federal's actual and required capital amounts and rates are presented below (in thousands).

                                                                                              Requirement
                                                                                              to Be Well
                                                                Requirement                Capitalized Under
                                                                for Capital                Prompt Corrective
                                                                 Adequacy                       Action
                                  Actual                         Purposes                     Provisions
                                  ------                         --------                     ----------
                          Amount           Ratio         Amount           Ratio         Amount           Ratio
                          ------           -----         ------           -----         ------           -----
As of September 30, 2002:
    Total capital
      (to risk-
      weighted
      assets)            $ 31,197          27.3%        $  9,132           8.0%        $ 11,416          10.0%
    Tier 1 capital
      (to risk-
      weighted
      assets)              29,939          26.2            4,566           4.0            6,849           6.0
    Core capital
      (to adjusted
      assets)              29,939          15.2            7,856           4.0            9,820           5.0

                                                                                              Requirement
                                                                                              to Be Well
                                                                Requirement                Capitalized Under
                                                                for Capital                Prompt Corrective
                                                                 Adequacy                       Action
                                  Actual                         Purposes                     Provisions
                                  ------                         --------                     ----------
                          Amount           Ratio         Amount           Ratio         Amount           Ratio
                          ------           -----         ------           -----         ------           -----
As of June 30, 2002:
    Total capital
      (to risk-
      weighted
      assets)           $  30,949          26.8%       $   9,246           8.0%        $ 11,558          10.0%
    Tier 1 capital
      (to risk-
      weighted
      assets)              29,590          25.6            4,623           4.0            6,935           6.0
    Core capital
      (to adjusted
      assets)              29,590          14.9            7,940           4.0            9,925           5.0

IMPACT OF ACCOUNTING PRONOUNCEMENTS

         In October of 2002, the Financial Accounting Standards Board ("FASB") released a new statement, SFAS No. 147 entitled "Acquisitions of Certain Financial Institutions," allowing financial institutions meeting certain criteria to reclassify unidentifiable intangible asset balances to goodwill and cease amortization beginning as of January 1, 2002. This pronouncement is not expected to have an impact on the Company's financial statements.

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

     The Board has taken a number of steps to manage Security Federal's vulnerability to changes in interest rates. First, Security Federal uses customer service and marketing efforts to increase Security Federal's non-certificate accounts. At September 30, 2002, $67.8 million, or 46%, of Security Federal's deposits consisted of demand, NOW, money market accounts, and savings. Security Federal believes that these accounts represent "core" deposits, which are generally somewhat less interest rate sensitive than other types of deposit accounts. Second, while Security Federal continues to originate 30-year, fixed-rate residential loans, all such loans are sold in the secondary market. Currently, over 49% of Security Federal's loans carry adjustable interest rates. Finally, Security Federal has focused a significant portion of its investment activities on securities with terms of five years or less. At September 30, 2002, $8.5 million, or 23%, of Security Federal's securities had terms to maturity of five years or less based on their carrying value in addition to Security Federal's mortgage-backed securities, which provide for regular principal repayments.

     The Office of Thrift Supervision provides the Company with the information presented in the following table. It presents the change in the Company's net portfolio value at June 30, 2002 that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without effect to any steps that management might take to counteract that change. The June 30, 2002 information is the most recent data available as of the filing date.


         Change in                                                  NPV as % of
      Interest Rates               Net Portfolio Value       Portfolio Value of Assets
      in Basis Points              -------------------       NPV              Basis Point
       (Rate Shock)    Amount     $ Change    % Change       Ratio               Change
       ------------    ------     --------    --------       -----               ------
                                 (Dollars in thousands)

           300        $ 35,389     (2,211)       (5.9)%      17.36%              (71) bp
           200          36,562     (1,038)       (2.8)       17.78               (29) bp
           100          37,302       (298)       (0.8)       18.02                (5) bp
        Static          37,600          -           -        18.07                     -
         (100)          37,268       (332)       (0.9)       17.88               (19) bp

     The Office of Thrift Supervision uses certain assumptions in assessing the interest rate risk of savings associations. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others. Based upon the model at June 30, 2002, the effect of an immediate 300 basis point increase or 100 basis point decrease would have a negative impact on the net portfolio value. Due to the level of interest rates at June 30, 2002, the OTS did not model an additional 200 or 300 basis point decrease in rates.

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

Item 4.  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive Officer and the Chief Financial Officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

(b) CHANGES IN INTERNAL CONTROLS. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and Chief Financial Officer.

                         PART II--OTHER INFORMATION FOR
                        SECURITY FINANCIAL BANCORP, INC.

Item 1.    LEGAL PROCEEDINGS.

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

               (b)  Reports on Form 8-K.

                    On September 6, 2002, the Company filed a Current Report on Form 8-K reporting the date of its annual meeting. The press release announcing the date of the annual meeting was attached as an exhibit to the Form 8-K.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SECURITY FINANCIAL BANCORP, INC.


Date:  November 14, 2002       By:  /s/ John P. Hyland
                                    ------------------
                                    John P. Hyland
                                    President and Chief Executive
                                    Officer

Date:  November 14, 2002       By:  /s/ Patrick J. Hunt
                                    -------------------
                                    Patrick J. Hunt
                                    Executive Vice President and Chief
                                    Financial Officer

                                  CERTIFICATION

I, John P. Hyland, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Security Financial Bancorp, Inc.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 14, 2002                 /s/ John P. Hyland
                                          -------------------------------------
                                          John P. Hyland
                                          Chief Executive Officer and President
                                          (principal executive officer)

                                                             CERTIFICATION

I, Patrick J. Hunt, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Security Financial Bancorp, Inc.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 14, 2002                   /s/ Patrick J. Hunt
                                            -----------------------------------
                                            Patrick J. Hunt
                                            Executive Vice President, Chief
                                            Financial Officer