Form 10-Q
period 2002-12-31
SECURITY FINANCIAL BANCORP INC
filed 2003-02-14
CIK 1094635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

                                       or

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 1, 2003, Security Financial had 1,863,951 shares outstanding.

                        SECURITY FINANCIAL BANCORP, INC.
                                    FORM 10-Q


                                      INDEX

                                                                                        Page
                                                                                        ----
PART I:    FINANCIAL INFORMATION FOR SECURITY FINANCIAL
           BANCORP, INC.
           Item 1.    Financial Statements (Unaudited)

               Consolidated Balance Sheets at December 31, 2002
                 and June 30, 2002                                                       3
               Consolidated Statements of Income for the Three and Six
                 Months Ended December 31, 2002 and 2001                              4 and 5
               Consolidated Statement of Changes in Stockholders' Equity
                 for the Six Months Ended December 31, 2002                              6
               Consolidated Statements of Cash Flows for the Six Months
                 Ended December 31, 2002 and 2001                                        7
               Notes to Consolidated Financial Statements                                8

           Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                      10

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk        18

           Item 4.    Controls and Procedures                                           19


PART II:   OTHER INFORMATION

           Item 1.    Legal Proceedings                                                 21
           Item 2.    Changes in Securities and Use of Proceeds                         21
           Item 3.    Defaults Upon Senior Securities                                   21
           Item 4.    Submission of Matters to a Vote of Security Holders               21
           Item 5.    Other Information                                                 21
           Item 6.    Exhibits and Reports on Form 8-K                                  21


SIGNATURES                                                                              23

CERTIFICATIONS                                                                          24

                                   PART I--FINANCIAL INFORMATION FOR
                                    SECURITY FINANCIAL BANCORP, INC.

Item 1.  FINANCIAL STATEMENTS.

                                    SECURITY FINANCIAL BANCORP, INC.
                                      Consolidated Balance Sheets
                                  December 31, 2002 and June 30, 2002
                                         (Dollars in thousands)
                                              (Unaudited)

                                                                                       December 31,    June 30,
                                                                                          2002           2002
                                                                                          ----           ----
Assets:
Cash and due from financial institutions                                              $     6,113   $     5,729
Interest-bearing deposits in financial institutions                                        36,779        36,515
                                                                                      -----------   -----------
    Cash and cash equivalents                                                              42,892        42,244
Securities available for sale                                                              36,819        33,980
Loans held for sale                                                                         2,842         1,468
Loans receivable, net of allowance for loan losses of $1,438 at
  December 31, 2002 and $1,479 at June 30, 2002                                            97,610       105,489
Federal Home Loan Bank stock                                                                5,300         5,300
Cash surrender value of life insurance                                                      6,646         6,489
Other real estate owned                                                                       615           129
Premises and equipment, net                                                                 4,522         4,681
Accrued interest receivable                                                                 1,110           930
Other assets                                                                                  400           482
                                                                                      -----------   -----------

    Total assets                                                                      $   198,756   $   201,192
                                                                                      ===========   ===========

Liabilities and Stockholders' Equity:
Liabilities:
    Demand, NOW and money market deposits                                             $    21,219   $    21,615
    Savings                                                                                46,898        45,650
    Time deposits                                                                          77,409        81,028
                                                                                      -----------   -----------
       Total deposits                                                                     145,526       148,293

    Federal Home Loan Bank advances                                                        15,000        15,000
    Advances from borrowers for taxes and insurance                                           190           197
    Accrued interest payable and other liabilities                                          1,003           760
                                                                                      -----------   -----------
       Total liabilities                                                                  161,719       164,250

Stockholders' Equity:
    Common stock                                                                               19            19
    Additional paid-in capital                                                             18,667        18,610
    Unearned ESOP                                                                          (1,241)       (1,293)
    Unearned stock awards                                                                    (827)         (955)
    Retained earnings, substantially restricted                                            21,667        21,891
    Accumulated other comprehensive loss                                                      221           129
    Treasury stock                                                                         (1,469)       (1,459)
                                                                                      -----------   -----------
       Total stockholders' equity                                                          37,037        36,942
                                                                                      -----------   -----------

          Total liabilities and stockholders' equity                                  $   198,756   $   201,192
                                                                                      ===========   ===========

                              See accompanying notes to consolidated financial statements.

                                            SECURITY FINANCIAL BANCORP, INC.
                                           Consolidated Statements of Income
                                  For the Three Months Ended December 31, 2002 and 2001
                                                      (Unaudited)
                                          (In thousands, except per share data)

                                                                                      2002              2001
                                                                                      ----              ----
Interest and dividend income:
    Loans, including fees                                                          $     1,714      $     2,123
    Securities                                                                             462              775
    Other interest-earning assets                                                          131              150
                                                                                   -----------      -----------
       Total interest income                                                             2,307            3,048

Interest expense:
    Deposits                                                                               786            1,215
    Federal Home Loan Bank advances                                                        194              193
    Other borrowed funds                                                                     -                1
                                                                                   -----------      -----------
       Total interest expense                                                              980            1,409
                                                                                   -----------      -----------

    Net interest income                                                                  1,327            1,639
    Provision for loan losses                                                                -               45
                                                                                   -----------      -----------
       Net interest income after provision for loan losses                               1,327            1,594

Noninterest income:
    Service charges and other fees                                                          88               85
    Loan charges and servicing fees                                                         66               60
    Gain on sale of loans from secondary market activities                                 142               69
    Gain on sale of other real estate owned                                                  6               10
    Increase in cash surrender value of life insurance                                      79               88
    Insurance commission income                                                             49               72
    Other                                                                                   72               48
                                                                                   -----------      -----------
       Total noninterest income                                                            502              432

Noninterest expense:
    Compensation and benefits                                                            1,660              826
    Occupancy and equipment                                                                252              295
    Advertising and promotions                                                              33               24
    Data processing                                                                         64               64
    Legal fees                                                                             149              394
    Other                                                                                  289              297
                                                                                   -----------      -----------
       Total noninterest expense                                                         2,447            1,900
                                                                                   -----------      -----------

Income (loss) before income taxes                                                         (618)             126
Income tax expense (benefit)                                                              (269)              30
                                                                                   -----------      -----------

    Net income (loss)                                                              $      (349)     $        96
                                                                                   ============     ===========

Earnings (loss) per share - basic                                                  $     (.21)      $       .06

Earnings (loss) per share - diluted                                                $     (.21)      $       .06

Comprehensive income (loss)                                                        $      (204)     $      (194)

                                  See accompanying notes to consolidated financial statements.

                                              SECURITY FINANCIAL BANCORP, INC.
                                             Consolidated Statements of Income
                                    For the Six Months Ended December 31, 2002 and 2001
                                                         (Unaudited)
                                            (In thousands, except per share data)

                                                                                         2002          2001
                                                                                         ----          ----
Interest and dividend income:
    Loans, including fees                                                             $     3,525   $     4,335
    Securities                                                                                947         1,698
    Other interest-earning assets                                                             283           379
                                                                                      -----------   -----------
       Total interest income                                                                4,755         6,412

Interest expense:
    Deposits                                                                                1,656         2,639
    Federal Home Loan Bank advance                                                            388           386
    Other borrowed funds                                                                        -             2
                                                                                      -----------   -----------
       Total interest expense                                                               2,044         3,027
                                                                                      -----------   -----------

    Net interest income                                                                     2,711         3,385
    Provision for loan losses                                                                  10            90
                                                                                      -----------   -----------
       Net interest income after provision for loan losses                                  2,701         3,295

Noninterest income:
    Service charges and other fees                                                            181           161
    Loan charges and servicing fees                                                           117           115
    Gain on sale of loans from secondary market activities                                    213           100
    Gain on sale of other real estate owned                                                     6            40
    Increase in cash surrender value of life insurance                                        157           173
    Insurance commission income                                                                94           121
    Other                                                                                     133           119
                                                                                      -----------   -----------
       Total noninterest income                                                               901           829

Noninterest expense:
    Compensation and benefits                                                               2,456         1,646
    Occupancy and equipment                                                                   497           604
    Advertising and promotions                                                                 61            57
    Data processing                                                                           110           155
    Legal fees                                                                                350           630
    Other                                                                                     582           597
                                                                                      -----------   -----------
       Total noninterest expense                                                            4,056         3,689
                                                                                      -----------   -----------

Income (loss) before income taxes                                                            (454)          435
Income tax expense (benefit)                                                                 (230)          101
                                                                                      ------------  -----------

    Net income (loss)                                                                 $      (224)  $       334
                                                                                      ============  ===========

Earnings (loss) per share - basic                                                     $      (.13)  $       .19

Earnings (loss) per share - diluted                                                   $      (.13)  $       .19

Comprehensive income (loss)                                                           $      (132)  $       431


                                See accompanying notes to consolidated financial statements.

                                                SECURITY FINANCIAL BANCORP, INC.
                                   Consolidated Statement of Changes in Stockholders' Equity
                                          For the Six Months Ended December 31, 2002
                                                           (Unaudited)
                                                         (In thousands)

                                                                                         Accumulated
                                                                                             Other                  Total
                                          Additional               Unearned              Comprehensive              Stock-
                               Common      Paid-In     Unearned     Stock      Retained     Income     Treasury    holders'
                                Stock      Capital       ESOP       Awards     Earnings     (Loss)       Stock      Equity
                                -----      -------       ----       ------     --------     ------       -----      ------
Balance at July 1, 2002       $      19   $  18,610   $  (1,293)  $    (955)  $  21,891   $     129    $ (1,459)  $   36,942
ESOP shares earned                    -          57          52           -           -           -           -          109
Stock awards earned                   -           -           -         118           -           -           -          118
Forfeited stock awards                -           -           -          10           -           -         (10)           -

Comprehensive income (loss):
    Net income (loss)                 -           -           -           -        (224)          -           -         (224)
    Change in unrealized gain
      on securities available-
      for-sale                        -           -           -           -           -          92           -           92
       Total comprehensive
         income (loss)                                                                                                  (132)
                              ---------   ---------   ---------   ---------   ---------   ---------    --------    ---------

Balance at December 31, 2002  $      19   $  18,667   $  (1,241)  $    (827)  $  21,667   $     221    $ (1,469)   $  37,037
                              =========   =========   =========   =========   =========   =========    ========    =========






                                     See accompanying notes to consolidated financial statements.

                                         SECURITY FINANCIAL BANCORP, INC.
                                       Consolidated Statements of Cash Flows
                               For the Six Months Ended December 31, 2002 and 2001
                                                    (Unaudited)
                                                  (In thousands)

                                                                                          2002          2001
                                                                                          ----          ----
Cash flows from operating activities:
    Net income (loss)                                                                 $      (224)  $       334
    Adjustments to reconcile net income (loss) to net cash from operating activities:
       Depreciation                                                                           177           269
       Provision for loan losses                                                               10            90
       (Gain) loss on other real estate owned                                                  (6)          (40)
       Origination and purchase of loans held for sale                                    (19,822)       (8,169)
       Proceeds from sales of loans held for sale                                          18,661         8,059
       Gain on sale of loans from secondary market activities                                (213)         (100)
       ESOP expense                                                                           109            99
       Stock award expense                                                                    118           114
       Amortization (accretion) of premium/discount on securities                             262          (160)
       Increase in cash surrender value of life insurance                                    (157)         (173)
       Change in accrued interest receivable and other assets                                (160)          836
       Change in accrued interest payable and other liabilities                               243        (1,120)
                                                                                      -----------   -----------
          Net cash from operating activities                                               (1,002)           39

Cash flows from investing activities:
    Proceeds from maturities and calls of securities available for sale                    25,644        24,202
    Principal payments on securities available for sale                                       146         1,140
    Purchase of securities available for sale                                             (28,737)      (20,512)
    Change in loans                                                                         7,211         1,499
    Change in premises and equipment, net                                                     (18)          (41)
    Proceeds from sale of other real estate                                                   178           142
                                                                                      -----------   -----------
       Net cash from investing activities                                                   4,424         6,430

Cash flows from financing activities:
    Change in deposits                                                                     (2,767)       (3,547)
    Change in advance payments by borrowers for taxes and insurance                            (7)         (191)
    Repayments of other borrowed funds                                                          -           (50)
    Purchase of treasury stock                                                                  -        (1,657)
                                                                                      -----------   -----------
       Net cash for financing activities                                                   (2,774)       (5,445)
                                                                                      -----------   -----------

Net increase in cash and cash equivalents                                                     648         1,024

Cash and cash equivalents at beginning of period                                           42,244        26,501
                                                                                      -----------   -----------

Cash and cash equivalents at end of period                                            $    42,892   $    27,525
                                                                                      ===========   ===========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest                                                                       $     2,044   $     3,057
       Taxes                                                                                  220           400

    Transfer from loans to foreclosed real estate                                             658            61

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

(2)   Accounting Principles

      The accompanying unaudited financial statements of Security Financial, have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the current fiscal year.

      These financial statements should be read in conjunction with the consolidated financial statements included in Security Financial's June 30, 2002 Form 10-K.

(3)   Earnings Per Share

      The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the quarters ended December 31, 2002 and 2001:

                                                                       2002            2001
                                                                       ----            ----
      Basic
          Net income (loss)                                         $      (349)   $        96
                                                                    ============   ===========

          Weighted average common shares outstanding                      1,689          1,721
                                                                    ===========    ===========

               Basic earnings (loss) per common share               $      (.21)   $       .06
                                                                    ============   ===========

                                                                                  2002            2001
                                                                                  ----            ----
      Diluted
          Net income (loss)                                                    $      (349)   $        96
                                                                               ============   ===========

          Weighted average common shares outstanding                                 1,689          1,721
          Diluted effect of stock options and stock awards                               -             24
                                                                               -----------    -----------

          Diluted average common shares                                              1,689          1,745
                                                                               ===========    ===========

          Diluted earnings (loss) per share                                    $      (.21)   $       .06
                                                                               ============   ===========

     The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the six months ended December
31, 2002 and 2001:

                                                                                  2002            2001
                                                                                  ----            ----
      Basic
          Net income (loss)                                                    $      (224)   $       334
                                                                               ============   ===========

          Weighted average common shares outstanding                                 1,686          1,744
                                                                               ===========    ===========

               Basic earnings (loss) per common share                          $      (.13)   $       .19
                                                                               ============   ===========

      Diluted
          Net income (loss)                                                    $      (224)   $       334
                                                                               ============   ===========

          Weighted average common shares outstanding                                 1,686          1,744
          Diluted effect of stock options and stock awards                              33             20
                                                                               -----------    -----------

          Diluted average common shares                                              1,719          1,764
                                                                               ===========    ===========

          Diluted earnings (loss) per share                                    $      (.13)   $       .19
                                                                               ============   ===========

     Basic and dilutive loss per share were the same for the three and six months ended December 31, 2002 as diluted loss per share would be anti-dilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

PENDING MERGER WITH STANDARD BANCSHARES, INC.

     On February 6, 2003, Standard Bancshares, Inc. ("Standard") and the Company entered into an Agreement and Plan of Reorganization (the "Agreement") pursuant to which the Company will merge with and into Standard. Standard is the parent company of Standard Bank and Trust Co., an Illinois-chartered bank. Under the terms of the Agreement, the stockholders of the Company will receive $24.00 in cash in exchange for each share of Company common stock. The transaction is subject to several conditions, including the receipt of regulatory approvals and the approval of the stockholders of the Company.

General

     The Company is engaged primarily in attracting deposits from the general public and using such deposits to originate loans secured by one-to-four-family residential real estate properties, commercial loans, commercial real estate properties located in its market area and, to a lesser extent, consumer and other loans primarily in its market areas and to acquire securities. Security Federal also offers insurance products through its wholly owned insurance agency, The Boulevard, Inc., and trust services through its trust department. The Company's revenues are derived principally from interest earned on loans and securities, gains from sales of first mortgage loans in the secondary market, and fees from other banking-related services. The operations of the Company are influenced significantly by general economic conditions and by policies of financial institution regulatory agencies, primarily the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The Company's cost of funds is influenced by interest rates on competing investments and general market interest rates. Lending activities and mortgage loan sales volumes are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financings may be offered.

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

     The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended December 31, 2002 and should be read in conjunction with Security Financial's unaudited consolidated financial statements and the notes thereto, appearing in Part I,
Item 1 of this document.

Comparison of Financial Condition at December 31, 2002 and June 30, 2002.

     Total assets decreased by $2.4 million to $198.8 million at December 31, 2002 from $201.2 million at June 30, 2002.

     Net loans declined to $97.6 million at December 31, 2002 from $105.5 million at June 30, 2002, or 7.5%. Residential mortgage loan balances declined by $7.6 million as loans paid down or refinanced. These balances are not replaced by new originations because the Bank sells the majority of the fixed rate long-term mortgages that it originates. Consumer loans declined by $1.5 million as loans from the Bank's discontinued indirect lending program continue to pay down. Commercial loan balances increased by $1.2 million.

     Total deposits decreased to $145.5 million at December 31, 2002, from $148.3 million at June 30, 2002, a decrease of $2.8 million. The decrease was caused by a $3.6 million decline in time deposits offset slightly by a $1.2 million increase in savings.

     Total stockholders' equity at December 31, 2002 was $37.0 million compared to $36.9 million at June 30, 2002. The increase resulted from a $118,000 increase related to Incentive Plan stock awards earned; a $109,000 increase related to the release of ESOP shares; and a $92,000 increase in the fair value of securities available for sale, net of taxes. These increases were offset by the net loss of $224,000 for the six months ended December 31, 2002.

Comparison of Operating Results for the Three Months Ended December 31, 2002 and 2001

     General. The net loss for the three-month period ended December 31, 2002 was $349,000 compared to net income of $96,000 for the comparable period in 2001, a decrease of $445,000.

The decrease is primarily attributable to a $805,000 ($486,000 net of tax) payment to CEO John P. Hyland in exchange for his consent to the termination of his employment agreements with the Company and the Bank. The board of directors of the Company analyzed and discussed the potential future cost of termination payments that could be made to Mr. Hyland (including tax gross-up payments) under the contracts in connection with a change in control. The Board considered that the potential severance payments under the agreements in the event of Mr. Hyland's termination following a change in control would continue to grow over time and determined that it was in the best interest of the Company to terminate the employment agreements to limit any exposure to increasing severance payments, and potentially high gross up payments. The Company discussed this matter with Mr. Hyland and Mr. Hyland agreed that these payments could limit the ability of the Company to pursue potential strategic alliances and accordingly agreed to terminate his employment agreements with the Company and the Bank in exchange for the cash settlement amount. Mr. Hyland will continue in his position as President and Chief Executive Officer and director of each of the Company and Bank. The decrease in net income was also attributable to a $267,000 decrease in net interest income after provision for loan losses. Part of the decrease was offset by a $73,000 increase in gains on the sale of loans from secondary market activities, a $245,000 decrease in legal fees, a $43,000 decrease in occupancy and equipment expense and a $299,000 decrease in income tax expense.

     Interest Income. Interest income for the quarter ended December 31, 2002 was $2.3 million compared to $3.0 million for the quarter ended December 31, 2001, a decrease of $741,000, or 24.3%. The decrease was primarily attributable to a significant decrease in the yield earned on our interest earning assets which decreased to 5.08% for the three-month period ended December 31, 2002 from 6.72% for the same period in 2001. The yield earned on the Company's cash balances decreased approximately 69 basis points for the compared periods.

     Interest Expense. Interest expense for the quarter ended December 31, 2002 was $980,000 compared to $1.4 million for the quarter ended December 31, 2001, a decrease of $429,000 or 30.4%. The decrease was primarily attributable to a significant decrease in the rates paid on interest bearing liabilities. The Company's interest expense to average interest-earning assets decreased to 2.16% for the three-month period ended December 31, 2002 from 3.10% for the same period in 2001. Our cost of funds decreased to 2.53% for the three months ended December 31, 2002 from 3.53% for the three months ended December 31, 2001.

     Net Interest Income. Net interest income decreased to $1.3 million for the three-month period ended December 31, 2002 from $1.6 million, a decrease of $312,000, or 19.0%. The net interest margin decreased to 2.92% from 3.62% during the same periods. The decrease in the net interest margin is attributable primarily to a significant decrease in market interest rates and a significant increase in the Company's liquidity.

     Provision for Loan Losses. The Company establishes provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, the Company evaluates larger commercial, commercial real estate, and construction loans individually for impairment based upon collateral values, adverse situations that may affect the borrowers ability to repay, and other factors. Smaller balance homogeneous mortgaged consumer loans are evaluated independently based upon loss factors derived from historical loss experience, peer group information, and similar factors adjusted for current economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on the Company's evaluation of these factors, management made no provisions for the three months ended December 31, 2002 and $45,000 of provisions for the three months ended December 31, 2001. The Company used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for both periods. The allowance for loan losses was $1.4 million, or 1.41% of loans outstanding at December 31, 2002, as compared with $1.5 million, or 1.38% of loans outstanding at June 30, 2002. The allowance for loan losses to non-performing loans was 113.9% at December 31, 2002, as compared to 60.1% at June 30, 2002. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates. Management assesses the allowance for loan losses on a monthly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2002 was maintained at a level that represents management's best estimate of probable incurred losses in the loan portfolio.

     Noninterest Income. Noninterest income was $502,000 for the three months ended December 31, 2002 compared to $432,000 for the three-month period ended December 31, 2001, an increase of $70,000, or 16.2%. The increase is primarily attributable to $73,000 increase in gains on the sale of mortgage loans from secondary market activities and an increase in loan charges and service fees of $6,000. The increase was partially offset by a decrease of $8,000 from income from bank owned life insurance.

     Noninterest Expense. Noninterest expense for the quarter ended December 31, 2002 was $2.4 million compared to $1.9 million for the quarter ended December 31, 2001, an increase of $547,000, or 28.8%. The increase was primarily attributable to a $805,000 payment to CEO John P. Hyland in exchange for has consent to the termination of his employment agreements with the Company and the Bank. This increase in compensation and benefits was partially offset by a $245,000 decrease in legal fees, a $43,000 decrease in occupancy and equipment expense. Legal fees for the 2001 period related to a one-time settlement of a shareholder suit.

     Income Taxes. The Company recorded an income tax benefit of $269,000 for the quarter ended December 31, 2002 due to the Company's loss in the 2002 quarter. This compares to income tax expense of $30,000 for the quarter ended December 31, 2001.

Comparison of Operating Results for the Six Months Ended December 31, 2002 and 2001

     General. The net loss for the six-month period ended December 31, 2002 was $224,000 compared to net income of $334,000 for the comparable period in 2001, a decrease of $558,000. The decrease is primarily attributable to a $805,000 ($486,000 net of tax) payment to CEO John P. Hyland in exchange for his consent to the termination of his employment agreements with the Company and the Bank, as previously discussed. The decrease was also attributable to a

$594,000 decrease in net interest income after provision for loan losses. Part of the decrease was offset by a $113,000 increase in gains on the sale of loans from secondary market activities, a $280,000 decrease in legal fees, a $107,000 decrease in occupancy and equipment expense, a $45,000 decrease in data processing fees and a $331,000 decrease in income tax expense.

     Interest Income. Interest income for the six months ended December 31, 2002 was $4.8 million compared to $6.4 million for the six months ended December 31, 2001, a decrease of $1.6 million, or 25.8%. The decrease was primarily attributable to a significant decrease in the yield earned on our interest earning assets which decreased to 5.26% for the six-month period ended December 31, 2002 from 7.0% for the same period in 2001. Both interest rates and the average balance of interest earning assets declined during the compared periods. The yield earned on the Company's cash balances decreased approximately 125 basis points for the compared periods.

     Interest Expense. Interest expense for the six months ended December 31, 2002 was $2.0 million compared to $3.0 million for the six months ended December 31, 2001, a decrease of $983,000 or 32.5%. The decrease was primarily attributable to a significant decrease in the rate paid on interest bearing liabilities. The Company's interest expense to average interest-earning assets decreased to 2.26% for the six-month period ended December 31, 2002 from 3.30% for the same period in 2001. Our cost of funds decreased to 2.61% for the six months ended December 31, 2002 from 3.69% for the six months ended December 31, 2001, reflecting a general decrease in interest rates in the six-month period ended December 31, 2002.

     Net Interest Income. Net interest income decreased to $2.7 million for the six-month period ended December 31, 2002 from $3.4 million, a decrease of $674,000, or 19.9%. The net interest margin decreased to 3.0% from 3.69% during the same periods. The decrease in the net interest margin is attributable primarily to a significant decrease in market interest rates and a significant increase in the Company's liquidity.

     Provision for Loan Losses. The Company establishes provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, the Company evaluates larger commercial, commercial real estate, and construction loans individually for impairment based upon collateral values, adverse situations that may affect the borrowers ability to repay, and other factors. Smaller balance homogeneous mortgaged consumer loans are evaluated independently based upon loss factors derived from historical loss experience, peer group information, and similar factors adjusted for current economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on the Company's evaluation of these factors, management made provisions of $10,000 and $90,000 for the six months ended December 31, 2002 and 2001, respectively. The Company used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for both periods. The allowance for loan losses was $1.4 million, or 1.45% of loans outstanding at December 31, 2002, as compared with $1.5 million, or 1.38% of loans outstanding at June 30, 2002. The allowance for loan losses to non-performing loans was 113.9% at December 31, 2002, as compared to 60.1% at June 30, 2002. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates. Management assesses the allowance for loan losses on a monthly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2002 was maintained at a level that represents management's best estimate of probable incurred losses in the loan portfolio.

     Noninterest Income. Noninterest income was $901,000 for the six months ended December 31, 2002 compared to $829,000 for the six months ended December 31, 2001, an increase of $72,000, or 8.7%. The increase is primarily attributable to an $113,000 increase in gains on the sale of mortgage loans from secondary market activities, an increase in service charges and other fees of $20,000, and a $14,000 increase in other noninterest income. These increases were partially offset by a decrease of $16,000 from income on bank owned life insurance, a decrease in gains on the sale of other real estate owned of $34,000 and a $27,000 decrease in insurance commission income.

     Noninterest Expense. Noninterest expense for the six months ended December 31, 2002 was $4.1 million compared to $3.7 million for the six months ended December 31, 2001, an increase of $367,000, or 9.9%. The increase was primarily attributable to a $805,000 payment to CEO John P. Hyland in exchange for his consent to the termination of his employment agreements with the Company and the Bank. The increase was partially offset by a $280,000 decrease in legal fees, a $107,000 decrease in occupancy and equipment expense and a $45,000 decrease in data processing expense.

     Income Taxes. The Company recorded an income tax benefit of $230,000 for the six months ended December 31, 2002, due to the Company's loss in the 2002 period. This compares to income tax expense of $101,000 for the six months ended December 31, 2001.

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

     The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Cash flows used in by operating activities were $1.0 million and $39,000 for the six months ended December 31, 2002 and 2001, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturation and calls of securities. Net cash from financing activities consisted primarily of the activity in deposit and escrow accounts and the purchase of treasury stock.

     The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, lending, and investing activities during any given period. At December 31, 2002, cash and cash equivalents totaled $42.9 million. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize the sale of securities available for sale, federal funds purchased, and Federal Home Loan Bank advances as a source of funds. At December 31, 2002, the Company had the ability to borrow a total of approximately $21 million from the Federal Home Loan Bank of Indianapolis. On that date, the Company had $15 million of outstanding advances.

     At December 31, 2002, the Company had outstanding commitments to originate loans of $6.7 million. Of this total, $6.1 million had fixed rates and $582,000 had not locked in a rate yet. These loans are to be secured by properties located in its market area. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through FHLB borrowings. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2002 totaled $68.8 million. Management believes, based on past experience, that a significant portion of such deposits will remain with the Company. Based on the foregoing, in addition to the Company's high level of core deposits and capital, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

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

     The Bank is subject to various regulatory capital requirements imposed by the OTS at December 31, 2002, the Company was in compliance with all applicable capital requirements.

     Security Federal's actual and required capital amounts and rates are presented below (in thousands).

                                                                                                  Requirement
                                                                                                  to Be Well
                                                                      Requirement              Capitalized Under
                                                                      for Capital              Prompt Corrective
                                                                       Adequacy                     Action
                                            Actual                     Purposes                   Provisions
                                            ------                     --------                   ----------
                                     Amount         Ratio         Amount         Ratio        Amount         Ratio
                                     ------         -----         ------         -----        ------         -----
As of December 31, 2002:
   Total capital (to risk-
     weighted assets)              $  31,508        27.4%        $  9,205         8.0%      $  11,506        10.0%
   Tier 1 capital (to risk-
     weighted assets)                 30,280        26.3            4,602         4.0           6,904         6.0
   Core capital (to adjusted
     assets)                          30,280        15.5            7,839         4.0           9,799         5.0

As of June 30, 2002:
   Total capital (to risk-
     weighted assets)              $  30,949        26.8%        $  9,246         8.0%      $  11,558        10.0%
   Tier 1 capital (to risk-
     weighted assets)                 29,590        25.6            4,623         4.0           6,935         6.0
   Core capital (to adjusted
     assets)                          29,590        14.9            7,940         4.0           9,925         5.0

IMPACT OF ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 148, ACCOUNTING FOR THE STOCK BASED COMPENSATION - TRANSITION AND DISCLOSURE, in December 2002. SFAS No. 148 provides more choices on how to adopt SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, and increases the disclosures if SFAS No. 123 is not adopted. Adoption of this statement requires more prominent disclosure of how an entity's accounting policy for stock-based compensation affects net income. The Company is currently evaluating the requirements and alternatives of adopting this statement.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

     The Board has taken a number of steps to manage Security Federal's vulnerability to changes in interest rates. First, Security Federal uses customer service and marketing efforts to increase Security Federal's noncertificate accounts. At December 31, 2002, $68.1 million, or 47%, of Security Federal's deposits consisted of demand, NOW, money market accounts, and savings. Security Federal believes that these accounts represent "core" deposits, which are generally somewhat less interest rate sensitive than other types of deposit accounts. Second, while Security Federal continues to originate 30-year, fixed-rate residential loans, all such loans are sold in the secondary market. Currently, over 50.2% of Security Federal's loans carry adjustable interest rates. Finally, Security Federal has focused a portion of its investment activities on securities with terms of five years or less. At December 31, 2002, $5.4 million, or 15%, of Security Federal's securities had terms to maturity of five years or less based on their carrying value in addition to Security Federal's mortgage-backed securities, which provide for regular principal repayments.

     The Office of Thrift Supervision provides the Company with the information presented in the following table. It presents the change in the Company's net portfolio value at December 31, 2002 that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without effect to any steps that management might take to counteract that change.


         Change in                                                  NPV as % of
      Interest Rates               Net Portfolio Value       Portfolio Value of Assets
      in Basis Points              -------------------       NPV              Basis Point
       (Rate Shock)    Amount     $ Change    % Change       Ratio               Change
       ------------    ------     --------    --------       -----               ------
                                 (Dollars in thousands)

            300       $ 36,602      (283)        (.8)%       18.09%               4bp
            200         37,062       177          .5         18.23               18bp
            100         37,170       285          .8         18.22               17bp
          Static        36,885         -           -         18.05
           (100)        36,057      (828)       (2.2)        17.66              (39)bp

     The Office of Thrift Supervision uses certain assumptions in assessing the interest rate risk of savings associations. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others. Based upon the model at December 31, 2002, the effect of an immediate 300 basis point increase or 100 basis point decrease would have a negative impact on the net portfolio value. Due to the level of interest rates at December 31, 2002, the OTS did not model an additional 200 or 300 basis point decrease in rates.

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

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROLS

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


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

Item 5.  OTHER INFORMATION.

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits

               2.1 Agreement and Plan of Reorganization, dated February 6, 2003, by and among Standard Bancshares, Inc., Standard Acquisition Corporation and Security Financial Bancorp, Inc.
                    (7)

               3.1 Certificate of Incorporation of Security Financial Bancorp, Inc. (1)

               3.2  Amended Bylaws of Security Financial Bancorp, Inc. (6)

               4.0 Form of Stock Certificates of Security Financial Bancorp, Inc. (1)

               10.1 ESOP Loan Documents (2)

               10.2 Security Federal Bank & Trust Employee Severance
                    Compensation Plan (2)

               10.3 Security Financial Bancorp, Inc. Supplemental Executive
                    Retirement Plan (3)

               10.4 Security Financial Bancorp, Inc. 2001 Stock-Based Incentive
                    Plan (4)

               10.5 Employment Agreement between Security Financial Bancorp,
                    Inc. and Security Federal Bank & Trust and Patrick J. Hunt
                    (5)

               10.6 Tax Indemnification Agreement, by and among Security
                    Financial Bancorp, Inc. and John P. Hyland

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

               (7) Incorporated herein by reference from the exhibits to the Current Report on Form 8-K filed on February 13, 2003.

         (b)   Reports on Form 8-K

                     None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            SECURITY FINANCIAL BANCORP, INC.


Date:   February 14, 2003            By: /s/ John P. Hyland
                                         ------------------
                                         John P. Hyland
                                         President and Chief Executive
                                         Officer

Date:   February 14, 2003            By: /s/ Patrick J. Hunt
                                         -------------------
                                         Patrick J. Hunt
                                         Executive Vice President and Chief
                                         Financial Officer

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

Date:   February 14, 2003             By: /s/ John P. Hyland
                                          ------------------
                                          John P. Hyland
                                          Chief Executive Officer and President
                                          (principal executive officer)

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

Date:  February 14, 2003             By: /s/ Patrick J. Hunt
                                         -------------------
                                         Patrick J. Hunt
                                         Executive Vice President and Chief
                                         Financial Officer