Form 10-Q
period 2003-03-31
SECURITY FINANCIAL BANCORP INC
filed 2003-05-15
CIK 1094635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       or

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

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 1, 2003, Security Financial had 1,863,951 shares outstanding.


                              SECURITY FINANCIAL BANCORP, INC.
                                          FORM 10-Q


                                            INDEX

                                                                                  Page
                                                                                  ----
PART I:  FINANCIAL INFORMATION FOR SECURITY FINANCIAL
         BANCORP, INC.

         Item 1. Financial Statements (Unaudited)

             Consolidated Balance Sheets at March 31, 2003
               and June 30, 2002                                                    3
             Consolidated Statements of Income for the Three and Nine
               Months Ended March 31, 2003 and 2002                              4 and 5
             Consolidated Statement of Changes in Stockholders' Equity
               for the Nine Months Ended March 31, 2003                             6
             Consolidated Statements of Cash Flows for the Nine Months
               Ended March 31, 2003 and 2002                                        7
             Notes to Consolidated Financial Statements                             8

         Item 2. Management's Discussion and Analysis and Results
           of Operations                                                           11

         Item 3. Quantitative and Qualitative Disclosure About Market Risk         19

         Item 4. Controls and Procedures                                           21

PART II: OTHER INFORMATION

         Item 1. Legal Proceedings                                                 22
         Item 2. Changes in Securities and Use of Proceeds                         22
         Item 3. Defaults Upon Senior Securities                                   22
         Item 4. Submission of Matters to a Vote of Security Holders               22
         Item 5. Other Information                                                 22
         Item 6. Exhibits and Reports on Form 8-K                                  22

SIGNATURES                                                                         25


                                 PART I--FINANCIAL INFORMATION FOR
                                  SECURITY FINANCIAL BANCORP, INC.

Item 1.  Financial Statements.
         ---------------------

                                  SECURITY FINANCIAL BANCORP, INC.
                                     Consolidated Balance Sheets
                                  March 31, 2003 and June 30, 2002
                                             (Unaudited)
                                       (Dollars in thousands)

                                                                         March 31,      June 30,
                                                                           2003           2002
                                                                           ----           ----
Assets:
Cash and due from financial institutions                                $     5,907   $     5,729
Interest-bearing deposits in financial institutions                          56,319        36,515
                                                                        -----------   -----------
    Cash and cash equivalents                                                62,226        42,244
Securities available for sale                                                24,023        33,980
Loans held for sale                                                           2,652         1,468
Loans receivable, net of allowance for loan losses of $1,387 at
  March 31, 2003 and $1,479 at June 30, 2002                                 92,566       105,489
Federal Home Loan Bank stock                                                  5,300         5,300
Cash surrender value of life insurance policies                               6,717         6,489
Other real estate owned                                                         523           129
Premises and equipment, net                                                   4,456         4,681
Accrued interest receivable and other assets                                  1,328         1,412
                                                                        -----------   -----------

    Total assets                                                        $   199,791   $   201,192
                                                                        ===========   ===========

Liabilities and Stockholders' Equity:
Liabilities:
    Demand, NOW and money market deposits                               $    22,064   $    21,615
    Savings                                                                  49,148        45,650
    Time deposits                                                            76,357        81,028
                                                                        -----------   -----------
       Total deposits                                                       147,569       148,293

    Federal Home Loan Bank advances                                          15,000        15,000
    Advances from borrowers for taxes and insurance                             316           197
    Accrued interest and other liabilities                                      293           760
                                                                        -----------   -----------
       Total liabilities                                                    163,178       164,250

Stockholders' Equity:
    Common stock                                                                 19            19
    Additional paid-in capital                                               18,701        18,610
    Unearned ESOP                                                            (1,215)       (1,293)
    Unearned stock awards                                                      (768)         (955)
    Treasury stock                                                           (1,469)       (1,459)
    Retained earnings, substantially restricted                              21,180        21,891
    Accumulated other comprehensive income                                      165           129
                                                                        -----------   -----------
       Total stockholders' equity                                            36,613        36,942
                                                                        -----------   -----------

          Total liabilities and stockholders' equity                    $   199,791   $   201,192
                                                                        ===========   ===========

                  See accompanying notes to consolidated financial statements.

                                   SECURITY FINANCIAL BANCORP, INC.
                                   Consolidated Statements of Income
                          For the Three Months Ended March 31, 2003 and 2002
                                              (Unaudited)
                                 (In thousands, except per share data)

                                                                           2003              2002
                                                                           ----              ----
Interest and dividend income:
    Loans, including fees                                               $     1,554      $     2,003
    Securities                                                                  375              685
    Other interest-earning assets                                               149              118
                                                                        -----------      -----------
       Total interest income                                                  2,078            2,806

Interest expense:
    Deposits                                                                    699              990
    Federal Home Loan Bank advances                                             189              190
                                                                        -----------      -----------
       Total interest expense                                                   888            1,180
                                                                        -----------      -----------

    Net interest income                                                       1,190            1,626
    Provision for loan losses                                                     -               45
                                                                        -----------      -----------
       Net interest income after provision for loan losses                    1,190            1,581

Noninterest income:
    Service charges and other fees                                               85               66
    Loan charges and servicing fees                                              40               53
    Gain on sale of loans from secondary market activities                      113               59
    Gain on sale of other real estate owned                                       9                2
    Increase in cash surrender value of life insurance                           71               75
    Other                                                                       119              112
                                                                        -----------      -----------
       Total noninterest income                                                 437              367

Noninterest expense:
    Compensation and benefits                                                 1,172              824
    Occupancy and equipment                                                     271              264
    Advertising and promotions                                                   22               37
    Data processing                                                              66               24
    Legal fees                                                                  219               32
    Other                                                                       563              285
                                                                        -----------      -----------
       Total noninterest expense                                              2,313            1,466
                                                                        -----------      -----------

Income (loss) before income taxes                                              (686)             482
Income tax expense (benefit)                                                   (199)             165
                                                                        -----------      -----------

    Net income (loss)                                                   $      (487)     $       317
                                                                        ===========      ===========

Earnings (loss) per share - basic and diluted                           $     (.29)      $       .19

Comprehensive income (loss)                                             $      (543)     $       172

                      See accompanying notes to consolidated financial statements.


                                     SECURITY FINANCIAL BANCORP, INC.
                                     Consolidated Statements of Income
                             For the Nine Months Ended March 31, 2003 and 2002
                                                (Unaudited)
                                   (In thousands, except per share data)

                                                                             2003         2002
                                                                             ----         ----
Interest and dividend income:
    Loans, including fees                                                $     5,079   $     6,338
    Securities                                                                 1,322         2,383
    Other interest-earning assets                                                432           497
                                                                         -----------   -----------
       Total interest income                                                   6,833         9,218

Interest expense:
    Deposits                                                                   2,355         3,629
    Federal Home Loan Bank advance                                               577           576
    Borrowed funds                                                                 -             2
                                                                         -----------   -----------
       Total interest expense                                                  2,932         4,207
                                                                         -----------   -----------

    Net interest income                                                        3,901         5,011
    Provision for loan losses                                                     10           135
                                                                         -----------   -----------
       Net interest income after provision for loan losses                     3,891         4,876

Noninterest income:
    Service charges and other fees                                               266           227
    Loan charges and servicing fees                                              157           168
    Gain on sale of loans from secondary market activities                       326           159
    Gain on sale of other real estate owned                                       15            42
    Increase in cash surrender value of life insurance                           228           248
    Other                                                                        346           352
                                                                         -----------   -----------
       Total noninterest income                                                1,338         1,196

Noninterest expense:
    Compensation and benefits                                                  3,628         2,470
    Occupancy and equipment                                                      768           868
    Advertising and promotions                                                    83            94
    Data processing                                                              176           179
    Legal fees                                                                   569           662
    Other                                                                      1,145         882
                                                                         -----------   -----------
       Total noninterest expense                                               6,369         5,155
                                                                         -----------   -----------

Income (loss) before income taxes                                             (1,140)          917
Income tax expense (benefit)                                                    (429)          266
                                                                         -----------   -----------

    Net income (loss)                                                    $      (711)  $       651
                                                                         ===========   ===========

Earnings (loss) per share - basic                                        $      (.42)  $       .38
Earnings (loss) per share - diluted                                      $      (.42)  $       .37

Comprehensive income (loss)                                              $      (675)  $       604

                     See accompanying notes to consolidated financial statements.

                                                   SECURITY FINANCIAL BANCORP, INC.
                                       Consolidated Statement of Changes in Stockholders' Equity
                                               For the Nine Months Ended March 31, 2003
                                                              (Unaudited)
                                                            (In thousands)


                                                                                        Accumulated
                                                                                            Other                   Total
                                          Additional               Unearned             Comprehensive              Stock-
                                Common    Paid-In      Unearned      Stock     Retained     Income     Treasury    holders'
                                 Stock     Capital       ESOP       Awards     Earnings     (Loss)       Stock      Equity
                                 -----     -------       ----       ------     --------     ------       -----      ------
Balance at July 1, 2002       $      19   $  18,610   $  (1,293)  $    (955)  $  21,891   $     129    $ (1,459)   $ 36,942
ESOP shares earned                    -          91          78           -                                             169
Stock awards earned                                                     177                                             177
Forfeited stock awards                                                   10                                 (10)          -
Comprehensive loss:
  Net loss                                                                         (711)                               (711)
  Change in unrealized loss
    on securities available-
    for-sale                                                                                     36                      36
                                                                                                                   --------
     Total comprehensive
       Income (loss)                                                                                                   (675)
                              ---------   ---------   ---------   ---------   ---------   ---------    --------    --------
Balance at March 31,
  2003                        $      19   $  18,701   $  (1,215)  $    (768)  $  21,180   $     165    $ (1,469)   $ 36,613
                              =========   =========   =========   =========   =========   =========    ========    ========














                                       See accompanying notes to consolidated financial statements.


                                         SECURITY FINANCIAL BANCORP, INC.
                                       Consolidated Statements of Cash Flows
                                   For Nine Months Ended March 31, 2003 and 2002
                                                    (Unaudited)
                                                   (In thousands)

                                                                                      2003           2002
                                                                                      ----           ----
Cash flows from operating activities:
    Net income (loss)                                                             $      (711)  $       651
    Adjustments to reconcile net income (loss) to net cash from operating activities:
       Depreciation                                                                       266           358
       Provision for loan losses                                                           10           135
       Gain on other real estate owned                                                    (15)          (42)
       Origination and purchase of loans held for sale                                (29,312)      (11,748)
       Proceeds from sales of loans held for sale                                      28,454        12,112
       Gain on sale of loans for secondary market                                        (326)         (159)
       ESOP expense                                                                       169           151
       Stock award expense                                                                177           174
       Net amortization (accretion) on securities                                         403          (169)
       Increase in cash surrender value of life insurance                                (228)         (248)
       Change in accrued interest receivable and other assets                              59         1,123
       Change in accrued interest payable and other liabilities                          (467)       (1,428)
                                                                                  -----------   -----------
          Net cash from operating activities                                           (1,521)          910

Cash flows from investing activities:
    Proceeds from maturities and calls of securities available for sale                39,687        41,321
    Principal payments on securities available for sale                                   189         1,334
    Purchase of securities available for sale                                         (30,261)      (33,369)
       Change in loans                                                                 12,114         8,523
    Change in premises and equipment, net                                                 (41)          (46)
    Proceeds from sale of other real estate                                               420           121
                                                                                  -----------   -----------
       Net cash from investing activities                                              22,108        17,884

Cash flows from financing activities:
    Change in deposits                                                                   (724)       (1,410)
    Change in advance payments by borrowers for taxes and insurance                       119            (5)
    Repayments of other borrowed funds                                                      -           (75)
    Purchase of treasury stock                                                              -        (2,756)
                                                                                  -----------   -----------
       Net cash from financing activities                                                (605)       (4,246)
                                                                                  -----------   -----------

Net increase in cash and cash equivalents                                              19,982        14,548

Cash and cash equivalents at beginning of period                                       42,244        26,501
                                                                                  -----------   -----------

Cash and cash equivalents at end of period                                        $    62,226   $    41,049
                                                                                  ===========   ===========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest                                                                   $     2,938   $     4,247
       Taxes                                                                              220           420
    Transfer from loans to foreclosed real estate                                         799            61

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

(2)  Accounting Principles

     The accompanying unaudited financial statements of Security Financial, have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all of the adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the current fiscal year.

     These financial statements should be read in conjunction with the consolidated financial statements included in Security Financial's June 30, 2002 Form 10-K.

(3)  Earnings Per Share

     The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the quarters ended March 31, 2003 and 2002:

                                                                         2003        2002
                                                                         ----        ----
     Basic
         Net income (loss)                                            $    (487)   $     317
                                                                      =========    =========

         Weighted average common shares outstanding                       1,695        1,674
                                                                      =========    =========

         Basic earnings (loss) per common share                       $    (.29)   $     .19
                                                                      =========    =========

                                                                        2003         2002
                                                                        ----         ----
     Diluted
         Net income (loss)                                            $    (487)   $     317
                                                                      =========    =========

         Weighted average common shares outstanding                       1,695        1,674
         Diluted effect of stock options and stock awards                     -           28
                                                                      ---------    ---------

         Diluted average common shares                                    1,695        1,702
                                                                      =========    =========

         Diluted earnings (loss) per share                            $    (.29)   $     .19
                                                                      =========    =========

     The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the nine months ended March 31, 2003 and 2002:

                                                                         2003         2002
                                                                         ----         ----
      Basic
          Net income (loss)                                           $    (711)   $     651
                                                                      =========    =========

          Weighted average common shares outstanding                      1,689        1,721
                                                                      =========    =========

          Basic earnings (loss) per common share                      $    (.42)   $     .38
                                                                      =========    =========

      Diluted
          Net income (loss)                                           $    (711)   $     651
                                                                      =========    =========

          Weighted average common shares outstanding                      1,689        1,721
          Diluted effect of stock options and stock awards                    -           23
                                                                      ---------    ---------

          Diluted average common shares                                   1,689        1,744
                                                                      =========    =========

          Diluted earnings (loss) per share                           $    (.42)   $     .37
                                                                      =========    =========

     Basic and dilutive loss per share were the same for the three and nine months ended March 31, 2003 as diluted loss per share would be antidilutive.

(4)  Stock Compensation

Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.


                                                            Three Months            Nine Months
                                                           Ended March 31          Ended March 31
                                                          2003        2002        2003        2002
                                                          ----        ----        ----        ----
     Net income (loss) as reported                      $   (487)   $    317    $   (711)   $    651
     Deduct:  Stock-based compensation expense
       determined under fair value based method               41          41         122         114
                                                        --------    --------    --------    --------

     Pro forma net income (loss)                        $   (528)   $    276    $   (833)   $    537
                                                        ========    ========    ========    ========

     Basic income (loss) per share as reported          $    (.29)  $    .19    $   (.42)   $    .38
     Pro forma basic income (loss) per share                 (.31)       .16        (.49)        .31

     Diluted income (loss) per share as reported             (.29)       .19        (.42)        .37
     Pro forma diluted income (loss) per share               (.31)       .16        (.49)        .31

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

PENDING MERGER WITH STANDARD BANCSHARES, INC.

     On February 6, 2003, Standard Bancshares, Inc. ("Standard") and the Company entered into an Agreement and Plan of Reorganization (the "Agreement") pursuant to which the Company will merge with and into Standard. Standard is the parent company of Standard Bank and Trust Co., an Illinois-chartered bank. Under the terms of the Agreement, the stockholders of the Company will receive $24.00 in cash in exchange for each share of Company common stock. The transaction is subject to several conditions, including the receipt of regulatory approvals and the approval of the stockholders of the Company. A special meeting of the stockholders of Security Financial Bancorp, Inc. is scheduled to be held on June 10, 2003.

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

     The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended March 31, 2003 and should be read in conjunction with Security Financial's unaudited consolidated financial statements and the notes thereto, appearing in Part I,
Item 1 of this document.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2003 AND JUNE 30, 2002

     Total assets decreased by $1.4 million to $199.8 million at March 31, 2003 from $201.2 million at June 30, 2002.

     Loans, net of the allowance for loan losses, declined to $92.6 million at March 31, 2003 from $105.5 million at June 30, 2002, or 12.2%. Residential mortgage loan balances declined by $12.5 million as loans paid down or were refinanced. These balances were not replaced by new originations because the Bank sells the majority of the fixed-rate, long-term mortgages that it originates. Consumer loans declined by $2.6 million as loans from the Bank's discontinued indirect automobile lending program pay down and internally generated automobile loans pay down. Commercial loan balances increased by $2.1 million.

     Total deposits decreased to $147.6 million at March 31, 2003, from $148.3 million at June 30, 2002, a decline of .5%. Time deposits decreased by $4.7 million, savings accounts increased by $3.5 million, and other deposits increased by $450,000.

     Total stockholders' equity at March 31, 2003 was $36.6 million compared to $36.9 million at June 30, 2002, a decrease of $329,000. The decrease was primarily attributable to the net loss of $711,000 for the nine months ended March 31, 2003. The impact of the net loss was partially offset by $177,000 of Incentive Plan stock awards earned, $169,000 related to the release of ESOP shares, and a $36,000 increase in the fair value of securities available for sale, net of taxes.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND
2002

     GENERAL. The net loss for the three-month period ended March 31, 2003 was $487,000 compared to net income of $317,000 for the comparable period in 2002, a decrease of $804,000. The decrease was primarily attributable to a decrease in net interest income after provision for loan losses of $391,000, an increase in compensation and benefits expense of $349,000, an increase in legal fees of $187,000 and an increase in other noninterest expense of $276,000. The decrease was partially offset by a $54,000 increase in gains on the sale of loans from secondary market activities and a decrease in income tax expense of $364,000.

     INTEREST INCOME. Interest income for the quarter ended March 31, 2003 was $2.1 million compared to $2.8 million for the quarter ended March 31, 2002, a decrease of $728,000, or 25.9%. The decrease was primarily attributable to a significant decrease in the yield earned on our interest-earning assets, which decreased to 4.56% for the three-month period ended March 31, 2003 from 6.32% for the same period in 2002. The yield earned on the Company's cash balances has dropped approximately 50 basis points for the compared periods.

     INTEREST EXPENSE. Interest expense for the quarter ended March 31, 2003 was $888,000 compared to $1.2 million for the quarter ended March 31, 2002, a decrease of $292,000, or 24.7%. The decrease was primarily attributable to a significant decrease in the rates paid on interest bearing liabilities. The Company's interest expense to average interest-earning assets decreased to 1.95% for the three-month period ended March 31, 2003 from 2.66% for the same period in 2002. Our cost of funds decreased to 2.26% for the three months ended March 31, 2003 from 3.01% for the three months ended March 31, 2002, reflecting a general decrease in interest rates from period to period.

     NET INTEREST INCOME. Net interest income decreased to $1.2 million for the three-month period ended March 31, 2003 from $1.6 million, a decrease of $436,000, or 26.8%. The net interest margin decreased to 2.61% from 3.66% during the same periods. The decrease in the net interest margin is attributable primarily to a significant decrease in market interest rates and a significant increase in the Company's liquidity.

     PROVISION FOR LOAN LOSSES. The Company establishes provisions for loan losses, which are charged to operations, at a level management believes is appropriate to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, the Company evaluates larger commercial, commercial real estate, and construction loans individually for impairment based upon collateral values, adverse situations that may affect the borrower's ability to repay, and other factors. Smaller balance homogeneous mortgaged consumer loans are evaluated independently based upon loss factors derived from historical loss experience, peer group information, and similar factors adjusted for current economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on the Company's evaluation of these factors, management made no provision for the three months ended March 31, 2003 and a provision of $45,000 for the three months ended March 31, 2002. The Company used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for both periods. The allowance for loan losses was $1.4 million, or 1.48%, of loans outstanding at March 31, 2003, as compared with

$1.5 million, or 1.38%, of loans outstanding at June 30, 2002. The allowance for loan losses to non-performing loans was 115.9% at March 31, 2003, as compared to 60.1% at June 30, 2002. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates. Management assesses the allowance for loan losses on a monthly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2003 was maintained at a level that represents management's best estimate of probable incurred losses in the loan portfolio.

     NONINTEREST INCOME. Noninterest income was $437,000 for the three months ended March 31, 2003 compared to $367,000 for the three-month period ended March 31, 2002, an increase of $70,000, or 19.1%. The increase was primarily attributable to an increase of $54,000 from gains on the sale of loans from secondary market activities, a $19,000 increase in deposit service charges, a $7,000 increase from gains on the sale of other real estate owned and approximately $7,000 of additional miscellaneous income. The increase was partially offset by a decrease of $13,000 in loan charges and servicing fees and a decrease of $4,000 in income from bank owned life insurance.

     NONINTEREST EXPENSE. Noninterest expense for the quarter ended March 31, 2003 was $2.3 million compared to $1.5 million for the quarter ended March 31, 2002, an increase of $847,000, or 57.8%. The increase in noninterest expense was primarily attributable to a $348,000 increase in compensation and benefits expense, a $187,000 increase in legal fees, a $278,000 increase in other noninterest expense and a $42,000 increase in data processing expense. The $348,000 increase in compensation and benefits expense was attributable to $350,000 of curtailment expense being recorded during the quarter for the termination of Security Federal's pension plan. The Bank's Board of Directors ratified withdrawal and termination of participation in the pension plan effective March 31, 2003. The Company expects that final actual expense figures for the pension plan will be available during the quarter ending June 30, 2003. The $187,000 increase in legal fees relates primarily to legal costs associated with the pending merger with Standard Bancshares, Inc. The $278,000 increase in other noninterest expense relates to a $172,000 fee paid to the Company's investment advisor as partial payment for its services in connection with the pending merger with Standard Bancshares, a $94,000 loss related to suspected fraud of the Bank, and a $14,000 loss related to a robbery at a Security Federal branch during the quarter. The Company expects to record additional losses related to the suspected fraud, however, the Company expects to recover any losses over $100,000 in the aggregate (including the $94,000 recorded in the quarter ended March 31, 2003) from its insurer.

     INCOME TAXES. The Company recorded an income tax benefit of $198,000 for the quarter ended March 31, 2003 due to the Company's loss in the quarter. This compares to income tax expense of $165,000 for the quarter ended March 31, 2002.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND
2002

     GENERAL. The net loss for the nine-month period ended March 31, 2003 was $711,000 compared to net income of $651,000 for the comparable period in 2002, a decrease of $1,362,000. The decrease was primarily attributable to a decrease in net interest income after provision for loan losses of $985,000, an increase in compensation and benefits expense of $1,158,000, and an increase in other noninterest expense of $261,000. The decrease was partially offset by a $167,000 increase in gains on the sale of loans from secondary market activities, a decrease in income tax expense of $695,000, a $100,000 decrease in occupancy and equipment expense, and a $93,000 decrease in legal expense.

     INTEREST INCOME. Interest income for the nine months ended March 31, 2003 was $6.8 million compared to $9.2 million for the nine months ended March 31, 2002, a decrease of $2.4 million, or 25.9%.

     The decrease was primarily attributable to a significant decrease in the yield earned on our interest-earning assets, which decreased to 5.0% for the nine-month period ended March 31, 2003 from 6.77% for the same period in 2002. The decrease in interest income due to changes in rate was offset slightly by an increase in the average balance of interest-earning assets to $182.3 million for the nine months ended March 31, 2003 from $181.4 million for the same period in 2002. The yield earned on the Company's cash balances has dropped approximately 102 basis points for the compared periods.

     INTEREST EXPENSE. Interest expense for the nine months ended March 31, 2003 was $2.9 million compared to $4.2 million for the nine months ended March 31, 2002, a decrease of $1.3 million, or 30.3%. The decrease was primarily attributable to a significant decrease in the rate paid on interest bearing liabilities. The Company's interest expense to average interest-earning assets decreased to 2.16% for the nine-month period ended March 31, 2003 from 3.09% for the same period in 2002. Our cost of funds decreased to 2.49% for the nine months ended March 31, 2003 from 3.50% for the nine months ended March 31, 2002, reflecting a general decrease in interest rates from period to period.

     NET INTEREST INCOME. Net interest income decreased to $3.9 million for the nine-month period ended March 31, 2003 from $5.0 million, a decrease of $1.1 million, or 22.2%. The net interest margin decreased to 2.84% from 3.68% during the same periods. The decrease in the net interest margin is attributable primarily to a significant decrease in market interest rates and a significant increase in the Company's liquidity.

     PROVISION FOR LOAN LOSSES. Management made provisions of $10,000 and $135,000 for the nine months ended March 31, 2003 and 2002, respectively. The Company used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for both periods. The allowance for loan losses was $1.4 million, or 1.48%, of loans outstanding at March 31, 2003, as compared with $1.5 million, or 1.38%, of loans outstanding at June 30, 2002. The allowance for loan losses to non-performing loans was 115.9% at March 31, 2003, as compared to 60.1% at June 30, 2002. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates. Management assesses the allowance for loan losses on a monthly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2003 was maintained at a level that represents management's best estimate of probable incurred losses in the loan portfolio.

     NONINTEREST INCOME. Noninterest income was $1.3 million for the nine months ended March 31, 2003 compared to $1.2 million for the nine months ended March 31, 2002, an increase of $142,000, or 11.9%. The increase is primarily attributable to an increase in gains on the sale of mortgage loans from secondary market activities of $167,000, and an increase in deposit service charges of $39,000. These increases were partially offset by a $27,000 decrease in gains on the sale of other real estate owned, a decrease of $20,000 from income on bank owned life insurance, a decrease of $11,000 from loan charges and servicing fees and a $6,000 decrease in other noninterest income.

     NONINTEREST EXPENSE. Noninterest expense for the nine months ended March 31, 2003 was $6.4 million compared to $5.2 million for the nine months ended March 31, 2002, an increase of $1.2 million, or 23.5%. The increase in noninterest expense was primarily attributable to a $1,158,000 increase in compensation and benefits expense, and a $263,000 increase in other noninterest expense. The $1,158,000 increase in compensation and benefits expense was primarily attributable to a $805,000 payment, during the 2nd fiscal quarter, to the Company's CEO in exchange for his consent to the termination of his employment agreements with the Company and the Bank and $350,000 of estimated expense being recorded during the 3rd fiscal quarter for the termination of Security Federal's pension plan effective March 31, 2003. The Company expects that final actual expense figures for the pension plan will be available during the quarter that ends June 30, 2003. The $263,000 increase in other noninterest expense relates primarily to a $172,000 fee paid to The Company's investment advisor as partial payment for its services in connection with the pending merger with Standard Bancshares, a $94,000 loss related to suspected fraud on a customer account, and a $14,000 robbery loss at a Security Federal branch during the 3rd fiscal quarter. The Company expects to record additional losses related to the suspected fraud, however, the Company expects to recover any losses over $100,000 in the aggregate (including the $94,000 recorded in the quarter ended March 31, 2003) from its insurer. These increases in noninterest expense were partially offset by $100,000 decrease in occupancy and equipment expense, a $93,000 decrease in legal fees and an $11,000 decrease in advertising expense.

     INCOME TAXES. The Company recorded an income tax benefit of $429,000 for the nine months ended March 31, 2003, due to the Company's loss in the current fiscal period. This compares to income tax expense of $266,000 for the nine months ended March 31, 2002.

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

     The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Cash flows used in operating activities were $663,000 and provided by operating activities were $910,000 for the nine months ended March 31, 2003 and 2002. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from maturation and calls of securities. Net cash from financing activities consisted primarily of the activity in deposit and escrow accounts and the purchase of treasury stock.

     The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing, lending, and investing activities during any given period. At March 31, 2003, cash and cash equivalents totaled $62.2 million. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize the sale of securities available for sale, federal funds purchased, and Federal Home Loan Bank advances as a source of funds. At March 31, 2003, the Company had the ability to borrow a total of approximately $21 million from the Federal Home Loan Bank of Indianapolis. On that date, the Company had $15 million of outstanding advances.

     At March 31, 2003, the Company had outstanding commitments to originate loans of $16.9 million. Of this total, $16.5 million had fixed rates and $400,000 had floating rates. These loans are to be secured by properties located in its market area. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Loan commitments have, in recent periods, been funded through liquidity or through FHLB borrowings. Certificates of deposit that are scheduled to mature in one year or less from March 31, 2003 totaled $68.2 million. Management believes, based on past experience, that a significant portion of such deposits will remain with the Company. Based on the foregoing, in addition to the Company's high level of core deposits and capital, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

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

                                                                                              Requirement
                                                                                              to Be Well
                                                                Requirement                Capitalized Under
                                                                for Capital                Prompt Corrective
                                                                 Adequacy                       Action
                                  Actual                         Purposes                     Provisions
                                  ------                         --------                     ----------
                           Amount          Ratio         Amount            Ratio       Amount           Ratio
                           ------          -----         ------            -----       ------           -----
As of March 31, 2003:
    Total capital
      (to risk-
      weighted
      assets)           $  31,410          27.3%       $   9,199           8.0%       $  11,499          10.0%
    Tier 1 capital
      (to risk-
      weighted
      assets)              30,238          26.3            4,600           4.0            6,899           6.0
    Core capital
      (to adjusted
      assets)              30,238          15.2            7,947           4.0            9,934           5.0

As of June 30, 2002:
    Total capital
      (to risk-
      weighted
      assets)           $  30,949          26.8%       $   9,246           8.0%       $  11,558          10.0%
    Tier 1 capital
      (to risk-
      weighted
      assets)              29,590          25.6            4,623           4.0            6,935           6.0
    Core capital
      (to adjusted
      assets)              29,590          14.9            7,940           4.0            9,925           5.0

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

     The Board has taken a number of steps to manage Security Federal's vulnerability to changes in interest rates. First, Security Federal uses customer service and marketing efforts to increase Security Federal's noncertificate accounts. At March 31, 2003, $71.2 million, or 48%, of Security Federal's deposits consisted of demand, NOW, money market accounts, and savings. Security Federal believes that these accounts represent "core" deposits, which are generally somewhat less interest rate sensitive than other types of deposit accounts. Second, while Security Federal continues to originate 30-year, fixed-rate residential loans, all such loans are sold in the secondary market. Currently, over 49.6% of Security Federal's loans carry adjustable interest rates. Finally, Security Federal has focused a portion of its investment activities on securities with terms of five years or less. At March 31, 2003, $3.9 million, or 16%, of Security Federal's securities had terms to maturity of five years or less based on their carrying value in addition to Security Federal's mortgage-backed securities, which provide for regular principal repayments.

     The Office of Thrift Supervision provides the Company with the information presented in the following table. It presents the change in the Company's net portfolio value at December 31, 2002 that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without effect to any steps that management might take to counteract that change.



                                                                          NPV as % of
        Change in                                                  Portfolio Value of Assets
     Interest Rates           Net Portfolio Value                  -------------------------
     in Basis Points          -------------------                  NPV          Basis Point
       (Rate Shock)    Amount        $ Change         % Change     Ratio           Change
       ------------    ------        --------         --------     -----           ------
                              (Dollars in thousands)

           300        $ 36,602         (283)            (.8)%      18.09%             4bp
           200          37,062          177              .5        18.23             18bp
           100          37,170          285              .8        18.22             17bp
        Static          36,885            -               -        18.05                -
         (100)          36,057         (828)           (2.2)       17.66            (39)bp

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

               10.3 Security Financial Bancorp, Inc. Supplemental Executive
                    Retirement Plan (3)

               10.4 Security Financial Bancorp, Inc. 2001 Stock-Based Incentive
                    Plan (4)

               10.5 Employment Agreement between Security Financial Bancorp,
                    Inc. and Security Federal Bank & Trust and Patrick J. Hunt
                    (5)

               10.6 Tax Indemnification Agreement, by and among Security
                    Financial Bancorp, Inc. and John P. Hyland

               99.0 Certifications required pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002

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

               (7) Incorporated herein by reference from the exhibits to the Current Report on Form 8-K filed on February 12, 2003.

               (8) Incorporated herein by reference from the exhibits to the Quarterly Report on Form 10-Q filed on February 14, 2003.


        (b)    Reports on Form 8-K.

                  On February 13, 2003, the Company filed a Current Report on
               Form 8-K disclosing that on February 6, 2003, Standard Bancshares, Inc. ("Standard") and the Company entered into an Agreement and Plan of Reorganization (the "Agreement") pursuant to which the Company will merge with and into

               Standard. The Agreement and the press release announcing the merger agreement were attached as exhibits to the Form 8-K.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        SECURITY FINANCIAL BANCORP, INC.


Date:   May 15, 2003                   By:  /s/ John P. Hyland
                                            ------------------
                                            John P. Hyland
                                            President and Chief Executive
                                            Officer

Date:   May 15, 2003                   By:  /s/ Patrick J. Hunt
                                            -------------------
                                            Patrick J. Hunt
                                            Executive Vice President and Chief
                                            Financial Officer

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date:   May 15, 2003                   By: /s/ John P. Hyland
                                           ------------------
                                           John P. Hyland
                                           Chief Executive Officer and President
                                           (principal executive officer)

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date:      May 15, 2003                By: /s/ Patrick J. Hunt
                                           -------------------
                                           Patrick J. Hunt
                                           Executive Vice President and Chief
                                           Financial Officer